Form 10KSB
period 1995-03-31
WOODLAKE VILLAGE ASSOCIATES INC
filed 1999-11-01
CIK 925666

SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C. 20549

                                                   FORM 10-KSB

[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1995

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24380

                                        WOODLAKE VILLAGE ASSOCIATES, INC.
                          (Exact name of small business issuer in its charter)

                         DELAWARE                                    33-0601502
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
 Identification No.)

                 1500 Quail Street, Suite 550
                 Newport Beach, California                              92660
           (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:               (714) 660-1500
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES   X        NO

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State issuer's revenues for its most recent fiscal year: None

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1994 was not determinable since the Common Stock was not traded.

         The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1994:

Common Stock, $.001 Par Value - 424,600 shares

                                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Background

         Woodlake Village Associates, Inc., a Delaware corporation (the "Company") was incorporated on June 11, 1992. The Company has no operating history other than organizational matters, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

         The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

         The executive offices of the Company are located at 1500 Quail Street, Suite 550, Newport Beach, California 92660. Its telephone number is (714) 660-1500.

Plan of Operation - General

         The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time,the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promotor of the Company has had any material discussions with any other company with respect to any acquisition of that company. Although the Company's Common Stock is currently not freely tradeable, it will eventually become so under exemptions such as Rule 144 promulgated under the Securities Act of 1933. See "Description of Securities." The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement. (See "Risk Factors" and "Management").

         Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another (see "Risk Factors").

         The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

         As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

         The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

         The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

         The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

         The  Company  anticipates  that  business  opportunities  for  possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

         The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

         The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

         The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

         It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

         The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Risk Factors.")

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

         Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Competition

         The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

         The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

         The Company intend to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.


Employees

         The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See
"Management").

Risk Factors

         Potential investors should consider the following special risk factors which pertain to the Company.

         New Company: No Revenues from Operation; Risk of Loss. The Company was incorporated on June 11, 1992 and faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company is a start-up venture, it is without any record of earnings and sales. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

         Reliance Upon Officers; No Experience. The Company is dependent upon the personal efforts and abilities of its officers and directors, who devote only minimal time to the affairs of the Company. The officers and directors of the Company have certain business experience but have limited experience in acquisition or merger activities. The officers and directors have not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition. (See "Management").

         Dilution on Change in Control. The Company may acquire or merge with another company through the issuance of its Common Stock or shares of its preferred stock which will dilute the existing shareholders' percentage interest in the Company, and may, in come instances, result in the further dilution of the per share book value of the Company's Common Stock. An acquisition may involve the appointment of additional members to the Company's Board of Directors or resignation of some or all of the current directors, which may result in a change of Management. Should any such acquisition or merger take place, investors in this offering will not have the benefit of knowing the business backgrounds of any future members of the Company's Board of Directors. The Company does not intend to provide the Company's security holders with any disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any merger or acquisition transaction.

         Financing Required. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans or capital contributions from officers and directors. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue preferred stock to raise additional capital for acquisition or merger purposes, any rights or privileges attached to such preferred stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the preferred stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company.

         Lack of Market for the Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained. At present there are no market makers for the shares of the Company and the Common Stock of the Company does not trade on any market.

         Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing on the assets of the business opportunity to be acquired, on the projected future revenues, or the profitability of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

         No Arrangements. None of the Company's officers, directors, promoters, their affiliates or associates have had any material contact or discussions with and there are no present plans, proposals, arrangements or undertakings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated herein.

         Time to be Devoted by Management. The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

         Type of Business Acquired. The type of business to be acquired may be one which desires to avoid effecting its own public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. In particular, business acquired may be one which, due to merit requirements of state securities authorities, would not be permitted to make a securities offering in many states. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company that would take place would involve other parties whose primary interest is the acquisition of a publicly traded company.

         Blue Sky Compliance. The trading of securities of blank check companies may be restricted by the "Blue Sky" laws of the several states. With the exception of solicited "unsolicited" transactions, Management is aware that unrestricted trading of blank check stocks is prohibited in the states of California, Idaho, Indiana, Minnesota, Michigan, and Texas, and may be prohibited in many other states absent the availability of exemptions which are in the discretion of state securities administrators. The effect of these state laws will be to limit the trading market, if any, for the shares of the Company and make the resale of shares acquired by investors more difficult.

         Loss of Control by Present Management and Shareholders. The Company may consider a merger in which the Company issues a substantial amount of its Common Stock as consideration for any acquisition (70 - 80% if a tax-free reorganization is desired). The result of such a merger would be that the acquired Company's shareholders and management would control the Company, and the Company's management could be replaced by persons whose background and competence are unknown at this time. Such a merger could leave the investors in this offering with stock worth substantially less than the price paid for such stock in this offering, and a greatly reduced percentage of ownership of the Company. The Company acquired may be a privately held company. Management could sell its control block of stock to the acquired company's shareholders. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person. See "Acquisition of Opportunities."

         Lack of Dividends. The Company has no paid dividends and does not contemplate paying dividends in the foreseeable future. There is no assurance that if a merger or acquisition occurs, the surviving company will pay any dividends.

         Substantial Management Conflicts. Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The officers and directors of the Company hold similar positions with Hermaton Company, a company engaged in the same business as the Company. In the event a business opportunity is presented to the management, they will present the opportunity to the Company before the Hermaton Company, until such time as the Company has entered into an acquisition or a merger transaction. The officers and directors intend to become involved with several other blank check companies, and a similar conflict policy will be adopted.

         Possible Rule 144 Sales. All of the 400,000 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person affiliated with the Company and holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144, which could occur as early as June 11, 1994, may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

         Inability to Conduct Extensive Analysis. Because of its limited funds, the Company will unable to conduct extensive analysis of any prospective merger or acquisition. As a result, any decisions made by management may be made without the benefit of exhaustive studies and analysis which might be available if the Company had more money for analysis. If the funds allotted by the Company are depleted before an acquisition or merger is completed, the Company will have exhausted its capital and may not be able to continue operations.

         Risks of Low Priced Stocks. Trading, if any, in the Common Stock will likely be conducted in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

         In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 15c2-6 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules. In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years),
(ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

         Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

         The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

         Preferred Shares. The Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of Preferred Stock or Common Stock which may be issued in the future, which rights and privileges may be detrimental to the holders of the Common Stock of the Company. The Company is authorized to issue 1,000,000 shares of its Preferred Stock, par value $.001 and a total of 20,000,000 shares of Common Stock. (See "Description of Securities").

Item 2.  DESCRIPTION OF PROPERTY

         The Company rents an executive suite on an as needed basis. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has not traded. As of March 31, 1995, there were approximately 310 stockholders of record.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Selected Financial Information

           The following sets forth selected financial information as of March 31, 1993 and 1994, and is qualified in its entirety by the financial statements appearing elsewhere in this Prospectus. The Company's fiscal year end is March 31st.

                                               Balance Sheet Data
                                                                       March 31,               March 31,
                                                                          1994                    1993

Cash        .................................................$                 $          229
Organizational Costs...........................................              167                     221
Total Assets...................................................              167                     450
Total Liabilities..............................................               48                     220
Stockholders' Equity...........................................              167                     230

      The Company has been recently formed and has not engaged in any operations other than organizational matters.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

                                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

           The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows. Each of the officers and directors holds similar positions in a number of other "blind pool-blank check" companies. See "Conflicts of Interest."

           Eric W. Anderson has been a director, chairman and chief financial officer since inception of the Company. He founded Bentley Richards & Associates, Inc. in July 1991. Bentley, Richards provides financial public relations services to public and private companies. He is also chief executive officer and director of Woodlake Village Associates, Inc., which provides financial and consulting services. From January 1987 to June 1991 Mr. Anderson was a registered representative at various NASD broker-dealers, including Cruttenden & Company (October 1990 to June 1991), Grant Bettingen, Inc. (May to October 1990), Ross Anderson Capital Management (July 1989 to May 1990), Sacks Investments (August 1987 to May 1990) and Private Ledger, Inc. (January August 1987. Mr. Anderson was also a principal of Ross Anderson Capital Management. Mr. Anderson received an MBA from Sonoma State University in 1987.

           Jehu Hand has been President and Secretary of the Company since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. Mr. Hand is a director of Interactive Medical Technologies Ltd., which manufactures and sells diagnostic imaging spheres to measure blood flow, of Woodlake Village Associates, Inc., and Monarch Pictures Corporation. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

Conflicts of Interest

           Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

           Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The officers and directors of the Company hold similar positions with Basic Science Associates, Inc., Hermaton Company; Achiote Corporation; Rook Haven, Ltd.; Woodlake Village Associates, Inc.; Keratoplanetes Corporation; Quasar Projects Company, and Vendalux Corporation, all companies engaged in the same business as the Company. In the event a business opportunity is presented to the management, they will present the opportunity to the Company and to these companies in the foregoing order of priority, until such time as each company has entered into an acquisition or a merger transaction. The officers and directors may become involved with several other blank check companies, and a similar conflict policy will be adopted.

           The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

           The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

           The Company, by resolution of its Board of Directors and stockholders, adopted a 1992 Stock Option Plan (the "Plan") on June 11, 1992. The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

           In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 40,000 shares are issuable under options granted to officers and directors at $.50 per share, exercisable until June 11, 1997. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

           Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

           Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

           Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company.

           Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

           Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to stock options. A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

Item 10. EXECUTIVE COMPENSATION

           No compensation is paid or anticipated to be paid by the Company until an acquisition is made.

           On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

           Directors currently receive no compensation for their duties as directors.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Eric Anderson (1)(2)                    200,000                           45.0%

            Jehu Hand (1)(2)                        110,000                           24.7%

            Elizabeth Rodelli                        90,000                           21.2%
            2249 Via Salvador
            San Clemente, CA 92672

            All officers and
            directors as a group
            (2 persons) (1)                         310,000                           66.7%

         (1) Includes 20,000 shares issuable upon exercise of stock options held by each of Messrs. Hand and
                  Anderson.
         (2)      The address of such person is care of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with organizing the Company, persons consisting of its officers, directors, and other individuals paid an aggregate of $500 in cash to purchase a total of 400,000 shares of Common Stock at an average sales price of $.00125 per share. In April 1993 Messrs. Hand and Anderson also contributed $500.00 to the Company as a contribution to capital. Under Rule 405 promulgated under the Securities Act of 1933, Messrs. Hand and Anderson may be deemed to be promoters of the Company. No other persons are known to Management which would be deemed to be promoters.

                                                     PART IV


Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The following exhibits of the Company are included herein.


    Exhibit No.            Document Description

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)

         10.               Material Contracts

                           10.1.    1992 Stock Option Plan(1)
                           10.2     Stock Option Agreement with Jehu Hand(1)
                           10.3     Stock Option Agreement with Eric Anderson(1)

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-
         SB, File No. 0-24380.

        (b)                Reports on Form 8-K.

                           Not Applicable.

To Board of Directors of WOODLAKE VILLAGE ASSOCIATES, INC.

                                          INDEPENDENT AUDITOR'S REPORT

I have audited the statement of financial position of Woodlake Village Associates, Inc. (a development stage company), as of March 31, 1994 and 1993, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ened March 31, 1994 and from inception (June 11, 1992) through March 31, 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodlake Village Associates, Inc. (a development stage company), as of March 31, 1994 and 1993, and the results of its operations, changes in stockholders' equity and cash flows for the year March 31, 1994 and from inception (June 11, 1992) through March 31, 1993, all in conformity with generally accepted accounting principles.




Terrence J. Dunne
Certified Public Accountant
Spokane, Washington

May 26, 1994


WOODLAKE VILLAGE ASSOCIATES, INC.
(A Development Stage Company)                                                    Statements of Financial Position


                                                     ASSETS

                                                                                  March 31,         March 31,
                                                                                    1995              1994


CURRENT ASSETS - CASH                                                                   -0-              762
    OTHER ASSETS
          Organization costs, net of accumulated
          amortization of $155 and $102 (Note 1)                                        109              162

    TOTAL ASSETS                                                                  $     109         $    924



                                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                            $     216         $    168

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                     425              425

Additional paid-in Capital                                                              821              821

Accumulated deficit during the development stage                                    (1,353)            (490)


    TOTAL STOCKHOLDERS' EQUITY                                                        (107)              756



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $     109         $    924










                    The accompanying notes are an integral part of the financial statements.



WOODLAKE VILLAGE ASSOCIATES, INC.
(A Development Stage Company)                                                            Statements of Operations




                                                                                                 CUMULATIVE
                                                   FOR THE                 FOR THE             FROM INCEPTION
                                                 FISCAL YEAR            FISCAL YEAR            (June 11, 1992)
                                                    ENDED                   ENDED                    TO
                                               March 31, 1995          March 31, 1994          March 31, 1995


REVENUES                                        $       -0-              $       -0-              $       -0-

OPERATING EXPENSES

    General and Administrative                          810                      168                    1,198
    Amortization                                         53                       53                      155
TOTAL OPERATING EXPENSES                                863                      221                    1,353

NET (LOSS)                                      $     (863)              $     (221)              $   (1,353)

NET (LOSS) PER SHARE                            $     (Nil)              $     (221)              $     (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              424,600                  412,300                  406,461























                    The accompanying notes are an integral part of the financial statements.




WOODLAKE VILLAGE ASSOCIATES, INC.                                                          Statement of Changes in Stockholders'
(A Development Stage Company)                                                              Equity From Inception (June 11, 1992)
                                                                                                          Through March 31, 1995



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400             100       $               $       500

Net (loss)                                                                                                (269)           (269)

Balances at
    March 31, 1993                                 400,000                400             100             (269)             231

Net (loss)                                                                                                (221)           (221)

Contribution to capital                                                                   500                               500

Sale of shares in private placement
 on September 30, 1993                              24,600                 25             221                               246

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $     (490)     $       756

Net (loss) unaudited                                                                                      (863)           (863)

Balances at
    March 31, 1995 (unaudited)                     424,600       $        425    $        821       $   (1,353)     $     (107)


















                           The accompanying  notes are an integral part of these
financial statements.



WOODLAKE VILLAGE ASSOCIATES, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                                CUMULATIVE
                                                            FOR THE                     FOR THE               FROM INCEPTION
                                                              YEAR                       YEAR                  June 11, 1992
                                                              ENDED                      ENDED                      TO
                                                         March 31, 1995             March 31, 1994            March 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                             $    (863)                $    (221)                 $ (1,353)

    Add item not requiring the use of cash
       Amortization                                                53                        53                       155

    Increase (decrease) in accounts payable                        48                      (52)                       216

    Net cash flows from operating activities                    (762)                     (220)                       982

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                              (264)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                 500                       500
    Sale of common stock                                                                    246                       746
    Net Cash flows from financing activities                                                746                     1,246


NET INCREASE (DECREASE) IN CASH                                                           (526)

CASH BALANCE AT BEGINNING OF PERIOD                               762                       236

CASH BALANCE AT END OF PERIOD                              $                         $      762                 $














                            The  accompanying  notes are an integral part of the
financial statements.

WOODLAKE VILLAGE ASSOCIATES, INC.
(A Development Stage Company)                    Notes to Financial Statements


NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs are amortized on a straight-line basis over five years.

NOTE 2      RELATED PARTY TRANSACTIONS

            The Company currently has informal arrangements with an affiliate of an officer and director for use of office space and professional and clerical services. The Company currently receives the use of office space free of charge, and the officers and directors currently serve without compensation.

NOTE 3      STOCK OPTION PLAN

            On June 11, 1992, the Company adopted a stock option plan whereby a total of 2,000,000 shares of common stock are reserved for issuance under the plan. Any officer, employee, director, advisor or consultant of the Company is eligible to participate. The plan provides for administration by an option committee, which will be composed of two or more members of the board of directors who are disinterested directors. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of the grant); non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant.

NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed.

NOTE 5      STOCKHOLDERS' EQUITY

            The Company issued 400,000 shares on incorporation for consideration of $500. The directors and officers contributed an additional $500 to capital in the fiscal year ended March 31, 1994. On September 30, 1993 the Company closed a private placement of 24,600 shares at $.01 per share for net proceeds of $246.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized June 28, 1995.


                                               WOODLAKE VILLAGE ASSOCIATES, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 28, 1995.


By:     /s/ Jehu Hand               President, Chairman, Chief Financial Officer
        Jehu Hand                      and Director