Form 10KSB
period 1999-03-31
WOODLAKE VILLAGE ASSOCIATES INC
filed 1999-11-02
CIK 925666

SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C. 20549

                                                   FORM 10-KSB

[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1999

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24380

                                        WOODLAKE VILLAGE ASSOCIATES, INC.
                         (Exact name of small business issuer in its charter)

                         DELAWARE                                    33-0601502
(State or other jurisdiction of incorporation or organization)          (I.R.S.
Employer Identification No.)

                 24351 Pasto Road, #B
                 Dana Point, California                                  92629
           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:               (949) 489-2400
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001
                                                             ----------


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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was not determinable since the Common Stock was not traded.

         The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1999:

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

         The executive offices of the Company are located at 24351 Pasto Road, Suite B, Dana Point, California 92629. Its telephone number is (949) 489-2400.

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

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has not traded. As of March 31, 1999, there were 115 stockholders of record.

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

           In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which no shares are issuable. The Company does not intend to grant options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)                           665,400                           66.5%

            All officers and
            directors as a group
            (1 person) (1)                          665,400                           66.5%


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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1996, 1997, 1998 and 1999 such expenses totalled $1,326, $1,436, $1,546 and $1,656. On March 31, 1996 the Company issued the officer 575,400 shares of common stock in cancellation of $575 of such debt.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.




WOODLAKE VILLAGE ASSOCIATES, INC.
(A Development Stage Company)                                                    Statements of Financial Position


                                                     ASSETS

                                                                                  March 31,         March 31,
                                                                                    1999              1998


CURRENT ASSETS - CASH                                                             $                 $
    OTHER ASSETS
          Organization costs, net of accumulated amortization of $264, (Note 1)

    TOTAL ASSETS                                                                  $                 $



                                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                            $   1,081         $    971

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Additional paid-in capital                                                              821              821

Accumulated deficit during the development stage                                    (2,902)          (2,792)


    TOTAL STOCKHOLDERS' EQUITY                                                      (1,081)            (971)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $                 $










                    The accompanying notes are an integral part of the financial statements.



WOODLAKE VILLAGE ASSOCIATES, INC.
(A Development Stage Company)                                                            Statements of Operations



                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                 FOR THE                             INCEPTION
                                                               YEAR ENDED                         (June 11, 1992)
                                                                   TO                                     TO
                                                             March 31, 1999      March 31, 1998   March 31, 1999


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           110                 110            2,638
    Amortization                                                                                              264
TOTAL OPERATING EXPENSES                                                 110                 110            2,902


NET (LOSS)                                                    $        (110)     $         (110)   $      (2,902)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $          .01


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             1,000,000           1,000,000          684,622

































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
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (269)           (269)
Balances at
    March 31, 1993                                 400,000                400             100             (269)             231

Net (loss)                                                                                                (221)           (221)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $     (490)     $       756

Net (loss) (unaudited)                                                                                    (863)           (863)

Balances at
  March 31, 1995 (unaudited)                       424,600       $        425    $        821       $   (1,353)     $     (107)

Net (loss) (unaudited)                                                                                  (1,163)         (1,163)

Issuance of Shares for debt                        575,400       $        575    $                  $               $       575

Balances at
  March 31, 1996 (unaudited)                     1,000,000       $      1,000    $        821       $   (2,516)     $     (695)

Net (Loss) (unaudited)                                                                                    (166)           (166)

Balances at
    March 31, 1997 (Unaudited)                   1,000,000       $      1,000    $        821       $   (2,682)     $     (861)

Net (loss) (unaudited)                                                                                      110             110

Balances at March 31, 1998
  (unaudited)                                    1,000,000       $      1,000    $        821       $   (2,792)     $     (971)

Net loss (unaudited)                                                                                        110             110

Balances at March 31, 1999
    (unaudited)                                  1,000,000       $      1,000    $        821       $   (2,902)     $   (1,081)

      The accompanying notes are an integral part of these financial statements.


WOODLAKE VILLAGE ASSOCIATES, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR               June 11, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1999     March 31, 1998         March 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $        110       $      (110)           $     (2,902)

    Add item not requiring the use
      of cash - amortization                                                                                         264

    Increase (decrease) in accounts payable                               110                110                   1,081

    Net cash flows from operating activities                                                                     (1,557)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                             (264)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                           1,321
    Net Cash flows from financing activities                                                                       1,821


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

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1996, 1997, 1998 and 1999 such expenses totalled $1,326, $1,436, $1,546 and $1,656. The
            Company issued the officer 575,400 shares of common stock in cancellation of $575 of this amount.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $2,902 that would begin expiring in the year 2010.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1999.


                                              WOODLAKE VILLAGE ASSOCIATES, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 10, 1999.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand