Form 10QSB
period 1999-09-30
AUREUS CORP
filed 1999-12-02
CIK 925666

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.

                              FORM 10QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999Commission File Number: 0-24380

                        e-automate Corporation
          ------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


           DELAWARE                               33-0601502
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

71 North 490 West
American Fork, Utah            84003
(Address of principal
 executive offices)       (Zip Code)

Registrant's telephone number, including Area Code:     (801) 492-1705

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES                NO    X

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

            4,800,850 Shares of common stock, $.001 par value

PART I  FINANCIAL INFORMATION

    Item 1.    Financial Statements


                               e-automate, Corp.
                           Balance Sheets (unaudited)

                                 March 31,   June 30,    September 30,
                                       1999       1999             1999
                                ----------  ---------    -------------
 ASSETS

 Current Assets:
    Cash                        $     -     $  89,615    $      10,425
    Prepaid expenses              4,700         4,700            4,700
    Accounts receivable          62,986        58,718          116,742

 Total current assets            67,686       153,033          131,867


 Fixed Assets -
    Equipment and fixtures       43,821        50,556          102,111
    Accumulated depreciation    (20,970)      (25,570)         (30,370)

    Net equipment and fixtures   22,851        24,986           71,741

 Other Assets:                    1,760         1,760            1,760


 Total assets                  $ 92,297     $ 179,779    $     205,368
                               e-automate, Corp.
                           Balance Sheets (unaudited)

                                          March 31,    June 30,   September 30,
                                               1999        1999       1999
                                          ---------     -------    -------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Cash overdraft                        $   2,696           -          -
    Accounts payable                         53,624     108,113     44,934

    Accrued liabilities                      16,835      30,755      3,445
    Unearned revenues                       142,859     209,575    217,917
    Shareholder notes payable               114,635     110,000     60,000
    Lines of credit                          11,703     282,528    278,498
    Current portion of long-term debt       323,760     168,000    168,000

 Total current liabilities                  666,112     908,971    772,794

 Long-Term Debt, less current portion:

 Debenture bonds                            183,000            -           -


 Total liabilities                          849,112      908,971     772,794


 Stockholders' Equity:
 Common stock                               159,000      627,000   1,376,729
 Less: Stock subscription receivable        (35,000)     (50,000)    (50,000)
 Treasury stock                            (110,000)    (110,000)   (110,000)
                                             14,000      467,000   1,216,729

 Accumulated deficit                        (70,815)  (1,196,192) (1,784,155)

 Total stockholders' equity                (756,815)    (729,192)   (567,426)

 Total liabilities and                    $  92,297    $ 179,779   $ 205,368
 stockholders' equity
                               e-automate, Corp.
                      Statements of Operations (unaudited)

                                   3 MONTHS ENDED       6 MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                     1999       1998       1999       1998
                                 --------   --------   --------   --------
 Revenues (net)                  $107,006   $109,963   $169,001   $162,150

 Expenses:

 Wages and benefits               499,866     56,213     872,725    73,447
 Advertising and promotions        74,713     29,578     101,741    45,350
 Other expense                     95,034     46,621     148,558    41,345
 Depreciation                       4,800      2,000       9,400     3,500
 Interest                          20,556          0      49,917    38,776

 Total expenses                   694,969    134,412   1,182,341   202,418

 Net Loss                       $(587,963)  $(24,449 $(1,013,340) $(40,268)
 EPS                                                        (.32)     (.01)

 Weighted-Average Shares
  Outstanding                                          3,190,464  2,774,767

                             E-AUTOMATE CORPORATION
                     STATEMENTS OF CASH FLOWS  (unaudited)
                  For the six months ended September 30, 1999


 Cash Flows from Operating Activities:
 Net loss                                                $(1,013,340)
 cash provided by operating activities:
 Depreciation                                                 9,400
 Change in assets and liabilities
 Decrease in shareholder payable                            (54,635)
 Increase in accounts receivable                            (53,756)
 Decrease in accounts payable                                (8,690)
 Decrease in accrued liabilities                            (13,390)
 Inc in unearned revenues                                    75,058
 Total adjustments                                          (46,013)
 Net cash used by operating activities                   (1,059,353)
 Cash Flows from Investing Activities:
 Purchase of equipment                                      (58,290)

 Cash Flows from Financing Activities:
 Issuance of common stock                                 1,202,729
 Convertible bond proceeds                                   90,000
 Conversion of bonds to common stock                       (333,000)
 Treasury stock purchase                                          -
 Proceeds from notes                                        171,035
 Net cash provided by financing activities                1,130,764

 Net Increase in Cash and Cash Equivalent                    13,121

 Beginning Cash and Cash Equivalents                         (2,696)

 Ending Cash and Cash Equivalents                           $10,425
                               e-automate, Corp.
                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

This summary of significant accounting policies of E-automate, Corp.
(the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Business Description - The Company was incorporated in the state of Utah on February 27, 1996 as Aureus Corporation for the purpose of, but not limited to, developing and selling information systems software.
The Company is a provider of enterprise-wide information systems designed to fit small businesses. The Company's software is designed to Streamline processes and reduce costs, making organizations more profitable. On July 1, 1999, the Company merged with Woodlake Village Associates, Inc., which resulted in the conversion of outstanding convertible debentures into common stock. Shares of the Aureus Corporation were exchanged for 1.88 shares of Woodlake Village Associates, inc. Simultaneously with the merger, Woodlake Village Associates, Inc. changed its name to Aureus Corporation. Subsequently the name was changed again to e-automate Corporation.

Revenue Recognition - Revenue from the sale and installation of systems is recognized upon completion of the installation. Payments received in advance of the installment completion are classified as unearned revenues.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation - Provision for depreciation of office and computer equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:



       Office equipment                                      3 to 7 Years
       Computer equipment                                         5 Years




                               E-AUTOMATE, CORP.
                         NOTES TO FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies (Continued)

 Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains and losses on dispositions of equipment are included as income.

 Cash and Cash Equivalents - For the purpose of the statement of cash flows, cash and cash equivalents are defined as demand deposits at banks and money market funds at other financial institutions with a maturity of three months or less.

 Research and Development - Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant to both total assets and pre-tax results of operations.

 Research and development costs have been expensed through wages and benefits costs on the statement of income.

 Note 2. Income Taxes

 The Company, with the consent of its shareholders, had elected under the Internal Revenue to be an S Corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income.
 Therefore, no provision or liability for federal and state income taxes has been included in these financial statements through June 30, 1999. On July 1, 1999, the Company revoked it's S Corporation election. Thereafter, the Company is subject to corporate income taxes as a C Corporation.

 Note 3.   Additional Cash Flow Statement Disclosures

 The Company paid $49,917 of interest and $0 of income taxes during the six months ended September 30, 1999. In May 1999, The Company issued 129,720 shares of stock in consideration for board of directors fees and employee compensation. The Company has not recognized any expense on issuance of the stock.

 Note 4.   Related Party Transactions

 The Company has made and received shareholder advances that are non-interest bearing (see note 6). In addition, the Company received contributions of certain computer equipment from a shareholder. In the opinion of management, the equipment was credited at fair market value.

 Note 5.   Concentrations of Credit Risk

 The Company's carrying amount of cash deposits at September 30, 1999 is $10,425. All amounts are covered by federal depository insurance.

 Note 6.   Shareholder Notes Payable and Receivable


 Note payable or (receivable) -
      Richard Stout                       $51,031      $110,000   $110,000
      Note payable - James Phillips        63,604             0          0
      Total                              $114,635      $110,000   $110,000


 The note payable (receivable) to Richard Stout has no stated interest and is deemed to be all current.

 The note payable to James Phillips mirrors a personal line of credit obligation Jim has with a local bank. The Company has committed to pay the note according to the terms set up personally. The interest rate is 9.75 percent and has a credit limit of $100,000.

 Note 7.   Lines of Credit

 The Company has credit lines with Zions Bank. The amount available under the credit agreements is based on eligible accounts receivable as defined in the agreement. The line bears a variable interest rate at March 31, 1999 the interest rate was 10.25%.

 Item 2.  Management's Discussion and Analysis of Plan of Operations

 Management's Discussion and Analysis of Plan of Operations

 The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements, as of September 30, 1999, together with the audited Financial Statements as of March 31, 1999. Whenever in this discussion the term "Company" is used, it should be understood to refer to e-automate Corporation ("e-automate") and its subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

 Overview

 The Company has been in a development stage, and since inception has incurred losses from operations. As of September 30, 1999 the Company has had cumulative net losses totaling $1,013,340. The Company is primarily engaged in developing and providing business productivity improvement
 software and services for small businesses.   The Company uses the
 Internet, and innovative technologies, to enable small businesses to more easily purchase and implement its software, to receive business-consulting services, and to automate activities suggested by consulting services. These technologies also enable customers eventually to receive business-improvement benefits at a greatly reduced total cost. The customer need for this software derives from the fact that most small businesses have many activities that need to be done on a continuing basis, but few small businesses can afford to accomplish those activities through hiring more people; electronic automation of company-specific activities is the solution. Unlike competitors' organizations, the Company's entire organization is designed to deliver company-specific automations in an affordable manner.

 The Company did a limited amount of direct selling and implementation of its software for its first 3 years, and is now using strategic partners and trademark technologies to leverage its sales and implementations.

 Financial Position

 The Company had $10,425 in cash as of September 30, 1999. This represented a decrease of $79,190 from $89,615 at June 30, 1999. Working capital as of September 30, 1999, increased to $82,233 as compared to a working capital of $40,220 at June 30, 1999. This increase was largely due to a funding from a private placement of securities by the Company, as more fully described elsewhere in this document.

 Results of Operations
 e-automate is transitioning from direct sales to sales generated by strategic partners and trademarked technologies. This transition process has so far mostly been made up of hiring, training, and tool-creation activities. Direct sales activities have been almost entirely eliminated in order for e-automate sales people to begin focusing on this transition. Operating revenues history to date are $169,001. First quarter (April through June 1999) revenues were $61,995. Second quarter (July through September 1999) revenues were $107,006.

 General and administrative expenses were $195,000 in the quarter ending September 30, 1999. The increases in these expenses were due to the Company's growth from a 5-man operation one year ago, to a 50-man operation today. These expenses are mainly fixed, and are expected to remain relatively level until e-automate has increased its base of productive strategic partners. Development expense is expected to grow only minimally in the coming months.

 e-automate has financed its operations principally through founder loans, debenture bonds (that have all been converted), notes, and private placements of equity securities and product sales. The Company generated $1,130,764 in net proceeds through financing from inception through September 1999. The Company used net cash in operating activities of ($1,059,353) during the six months ended September 1999. As of September 30, 1999, the Company's liabilities totaled $772,794.

 The Company's working capital requirements and other capital requirements for the foreseeable future could vary based upon a number of factors, but are expected to remain fairly constant until after the strategic partner channel begins generating several hundred thousand per month in revenues; after this point, e-automate will likely increase expenditures so as to accelerate its revenue and profitability growth. e-automate's believes that projected funding shown in its private placement memorandum will enable it to ultimately establish profitable operations and positive cash flows from operations. If sales do not develop as quickly as anticipated, e-automate will require additional equity funding. There is no assurance that any funding will be available, or that, if available, the terms of such offering or funding will be favorable to the Company.

 e-automate does not anticipate being greatly affected by problems relating to the "Y2K Bug." It is possible, however, that e-automate, its customers and vendors, as well as other e-automate associates could experience related problems that could cause significant impact upon e-automate operations or profitability.

 When used in this Form 10-QSB in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

 The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks.
 In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

 Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

 PART II  OTHER INFORMATION

 Item 1. Legal Proceedings. The company is not currently involved in any legal proceedings.

 Item 2.  Changes in Securities.

 In July 1999, the Company initiated a private placement (the "Private Placement") wherein it anticipates raising gross proceeds of $3,000,000 through the sale of 1,000,000 shares of common stock to qualified investors for $3.00 per share. As of September 30, 1999, $885,000 had been raised and 294,909 shares of common stock has been issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use an underwriter in connection with the Private Placement.

 On July 2, 1999, the Company, then known as Aureus Corporation (Aureus), entered into a reorganization agreement with Woodlake Village Associates (Woodlake Village) whereby Aureus would become a wholly owned subsidiary of Woodlake Village. Under the terms of the agreement, a newly formed wholly owned subsidiary of Woodlake Village was merged into Aureus. The shareholders of Aureus exchanged each of their shares of common stock for 1.88 shares of Woodlake Village common stock in connection with the reorganization agreement, which resulted in Woodlake Village issuing 3,500,000 shares of its common stock to the Aureus shareholders. As a result of the reorganization, the Aureus shareholders became shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. Subsequent to the reorganization, Aureus changed its name to e-automate Corporation.

 In contemplation of the reorganization, the Company received a pre-merger advance in the amount of $100,000 on June 7, 1999 and $35,000 on June 28, 1999, in order to meet short term operating expenses. The advance from an investor was converted into common stock at the date of the reorganization.

 The merger has been considered the reorganization of Aureus and the acquisition of Woodlake Village in a purchase business combination. There was no market for Woodlake Village's common stock, which corporation had minimal assets; therefore, the 1,000,000 shares of common stock outstanding at the date of the reorganization will be recorded at $0. The merger has been accounted for as the reorganization of Aureus with a related 1.88 for 1 stock split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

 Item 5: Other Information

 Directors and Executive Officers

 On July 2, 1999 the stockholders of the Company elected new directors. The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.
 The following are the directors and executive officers of the Company:

 Name, Position:

 James K. Phillips, Chairman/CEO
 Richard F. Stout, President/COO/Director
 Raymond Meservy, Director
 Todd Hardman; Co-founder/Chief Technology Officer
 Justin McHood; General Manager, Vice President of Sales
 Tyler Woodhouse; Director of Marketing
 Kim Green; Director of Finance
 Brad Sorensen; Vice President of Software Engineering
 Dan Turner; Vice President of Business Consulting

 James K. Phillips, age 50; Chairman/CEO. Mr. Phillips is a founder of several successful companies, and a major investor in e-automate. He is experienced with helping small companies become successful public companies. For the last 6 years, Jim has personally coached hundreds of Fortune 500 executives on how to improve their performance. Jim's role is to coach the senior managers and help the company transition into a strong public company culture.

 Richard F. Stout, age 37; Co-founder/President. Mr. Stout received an MBA from Brigham Young University. For fifteen years Rick has done small business consulting and management activities. As a student Rick distinguished himself academically, served on the curriculum redesign committee where he helped to write a book on quantitative decision-making methods and modeling. For nearly 10 years Rick has worked with small and mid-sized businesses helping them improve business performance. It was while engaged in these activities that he identified common problems that information systems should, but were not solving for small businesses. Along with Todd Hardman, Rick co-founded e-automate Corporation to develop business-improvement software. Rick's role is to be the leader of the vision and strategy, including The Way to e-automate Your Business TM.

 Raymond Meservy, age 50; Director. Dr. Meservy received a PhD in Accounting from University of Michigan. For the past 9 years he has been a university professor; he has served as an Associate Professor at Carnegie Mellon University. He now teaches accounting and information systems studies at Brigham Young University.

 Todd Hardman, age 37; Co-founder/Chief Technology Officer. Mr. Hardman is a graduate in computer science from Brigham Young University. For the past 11 years has done software development. He was one of a few people at Hewlett Packard who wrote the firmware to make HP LaserJet printers communicate with networks. Later he became a chief software architect for Open Market (Folio Corporation) an e-commerce company, which holds the only US patents on Internet shopping-cart technology. At Ancestry.com, Todd is architecting one of the world's fastest growing Internet sites. Todd's role is to insure that the software that is developed uses technologies that are the right ones for the present and future.

 Justin McHood, age 28; General Manager, Sales Vice President. He received an MBA from Brigham Young University. For the past 5 years he has worked at Novell, Western Wats Center, Oracle, and completed his college education. He has an undergraduate degree in finance and has experience selling and delivering custom enterprise software to small business. His role is to see that each team is held accountable for achieving the critical success factors relative to The Way to e-automate Your Business TM.

 Tyler Woodhouse, age 28; Director of Marketing. Mr. Woodhouse joined e-automate in June, 1999. He received an MBA from Brigham Young University. While working toward his MBA, he was employed at Novell conducting market research for Novell's International Strategy Team. Prior to his MBA, Tyler worked for the V.P. of Sales & Marketing at Gentner Communications. While working toward his Bachelor of Arts degree in Broadcast Communications, he spent a semester in New York City working as an intern for former editor of Fortune Magazine, James B. Hayes. He has experience managing branding activities, including PR and advertising, as well as the creation of sales/training materials. Tyler's role is to enhance General Awareness of e-automate in the market place, branding e-automate, and generating sales leads.

 Kim Green, age 46; Director of Finance. Mr. Green joined e-automate Corporation in January of 1999. He received a Mechanical Engineering degree from Brigham Young University and an MBA from the University of Utah. For the past 15 years Kim has worked as an engineer and project manager at various organizations. The seven years prior to e-automate, he worked for Novell, participating in various levels of software product and project management development activities. Prior to Novell he was employed at ARINC Research for seven years. His role is to perform Project Management activities, and to train strategic partners on how to do the same.

 Brad Sorensen, age 33; Vice President of Software Engineering. Brad has a Masters in Electrical
 Engineering from Brigham Young University. For the past 6 years he has served as a senior developer at Corel/WordPerfect, where he managed key web-based development projects, and at Merisoft. Brad oversees all Software Engineering Activities, including customization-programming activities. He has recruited a strong team of people including those formerly of Intel, Novell, Corel/WordPerfect, and 10-Fold.

 Dan Turner, age 43; Vice President of Business Consulting. Mr. Turner began working as an e-automate associate in December of 1997. Dan received a Masters of Organizational Behavior from Brigham Young University. Before joining e-automate, Dan spent three years as VP of Operation/Controller at Tai-Pan Trading, Inc., one of the first companies to implement the e-automate enterprise system. In addition, Dan has provided business consulting services to a number of Fortune 500 companies. His role is to manage the Business Consulting products and services provided to e-automate clients.


 Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

 Exhibit #      Description

 3.4 Amendment to Certificate of Incorporation, change name to e-automate Corporation

 27       Financial Data Schedule*

 -------------------------
 *         Filed herewith.

        (b)  Reports on Form 8-K


        On July 29, 1999, the Company filed a report on Form 8-K regarding the reorganization of the Company.




                                      SIGNATURES

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REGISTRANT

                                e-automate Corporation
                                      Registrant


   DATED: November 23 , 1999


                                      By: /s/ Richard F. Stout


                                         Richard F. Stout, President


   DATED: November 23, 1999



                                      By: /s/ James K. Phillips


                                         James K. Phillips, CEO