Form 10QSB
period 1999-12-31
AUREUS CORP
filed 2000-02-16
CIK 925666

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                   For the quarter ended December 31, 1999
                       Commission File Number: 0-24380


                           E-AUTOMATE  CORPORATION
                        (formerly Aureus Corporation)
                        -----------------------------
      (Exact name of small business issuer as specified in its charter)


                                  DELAWARE
                                  --------
       (State or other jurisdiction of incorporation or organization)


                                 33-0601502
                                 ----------
                      (IRS Employer Identification No.)


                 71 North 490 West, American Fork, Utah 84003
                 --------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including Area Code: (801) 492-1705
                                                     -------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES                 NO   X


There were 5,139,318 shares of common stock, $0.001 par value, outstanding as of February 10, 2000.


                            E-AUTOMATE CORPORATION
                                 FORM 10-QSB

                       QUARTER ENDED DECEMBER 31, 1999

                              TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                         ------
Item 1. Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) - December 31, 1999
     and March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . .     3

     Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended December 31, 1999 and 1998 and for the Cumulative Period from November 22, 1995(Date of Inception)
     through December 31,1999 . . . . . . . . . . . . . . . . . . . . .     5

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the
     Nine Months Ended December 31, 1999 and 1998 and for the Cumulative Period from November 22, 1995 (Date of Inception) through
     December 31, 1999  . . . . . . . . . . . . . . . . . . . . . . . .     6

     Notes to the Condensed Consolidated Financial Statements (Unaudited)   7

Item 2.  Management's Discussion and Analysis and Plan of Operation  . .   13


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  16

Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . .  16

Item 6.  Exhibits and Reports of Form 8-K . . . . . . . . . . . . . . . .  17

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           E-AUTOMATE CORPORATION
                        (A Development Stage Company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED


                                    ASSETS

                                                   December 31,    March 31,
                                                       1999          1999
                                                   ------------   ---------
Current Assets
     Cash                                          $      3,257   $      -
     Prepaid expenses                                        -        4,700
     Accounts receivable                                  6,217      62,986
     Securities available-for-sale                       64,050          -
                                                   ------------   ---------

     Total Current Assets                                73,524      67,686
                                                   ------------   ---------

Property and Equipment
     Furniture and fixtures                              65,330      43,821
     Computer equipment                                 144,796          -
                                                   ------------   ---------

     Total Property and Equipment                       210,126      43,821
     Accumulated depreciation                           (42,995)    (20,970)
                                                   ------------   ---------

     Net Property and Equipment                         167,131      22,851
                                                   ------------   ---------
Other Assets
     Purchased software licenses,
     net of accumulated amortization                     13,152          -

     Other assets                                         4,611       1,760
                                                   ------------   ---------

     Total Other Assets                                  17,763       1,760
                                                   ------------   ---------

Total Assets                                       $    258,418   $  92,297
                                                   ============   =========

See accompanying notes to the condensed financial statements.

                            E-AUTOMATE CORPORATION
                        (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 UNAUDITED


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   December 31,    March 31,
                                                        1999          1999
                                                   ------------   ----------

Current Liabilities
     Cash overdraft                                $         -    $   2,696
     Accounts payable                                   298,256      53,624
     Accrued liabilities                                  3,080      16,835
     Deferred revenue                                   117,911     159,289
     Related party notes payable                        370,973     129,635
     Revolving line of credit note payable              169,916      11,703
     Deferred tax liability                             152,331          -
     Note payable - current portion, net of discount    113,000     321,635
     Obligation under capital leases - current portion   27,435          -
                                                     ----------   ---------

     Total Current Liabilities                        1,252,902     695,417
                                                     ----------   ---------
Long-Term Liabilities
              Notes payable                              55,000     183,000
              Obligation under capital leases            48,812          -
                                                     ----------   ---------

      Total Long-Term Liabilities                       103,812     183,000
                                                     ----------   ---------

Total Liabilities                                     1,356,714     878,417
                                                     ----------   ---------
Stockholders' Deficit
     Preferred stock, $0.001 par value, 1,000,000 shares
       authorized, no shares issued or outstanding           -           -
     Common stock, $0.001 par value, 20,000,000 shares
       authorized, Shares issued and outstanding:
       4,94,651 at December 31, 1999, 2,797,181
       shares at March 31, 1999                           4,974       2,797
     Additional paid-in-capital                       2,476,893     467,578
     Unrealized gain on investment in securities
       available-for-sale                                 1,550          -
     Unearned compensation                             (114,937)         -
     Deficit accumulated during the development
      stage                                          (3,466,776) (1,256,495)
                                                   ------------  ----------
           Total Stockholders' Deficit               (1,098,296)   (786,120)
                                                   ------------  ----------
Total Liabilities and Stockholders' Equity         $    258,418  $   92,297
                                                   ============  ===========

See accompanying notes to the condensed financial statements.

                            E-AUTOMATE CORPORATION
                        (A Development Stage Company)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  UNAUDITED



                                         For the Three           For the Nine       For the Period
                                         Months Ended            Months Ended       From Inception
                                         December 31,            December 31,       (November 22, 1995)
                                   ---------------------  ------------------------- through December 31,
                                       1999        1998        1999         1998           1999
                                   ---------    --------  -----------    ---------    -----------
Net Revenue                        $  48,582    $ 55,496  $   188,623    $ 224,217    $   725,962
                                   ---------    --------  -----------    ----------   -----------
Costs and Expenses
  Cost of products
     and implementation               79,786      11,800      206,807       37,077        342,905
  Post contract support services      55,731       6,885      134,896       11,324        204,835
  Selling and marketing              321,714      50,436      683,329      114,221      1,106,264
  Research and development           257,440      61,456      693,659       80,684      1,372,807
  General and administrative         235,086      31,665      613,756       67,954        934,212
                                   ---------    --------  -----------    ----------    ----------
  Total Costs and Expenses           949,757     162,242    2,332,477      311,260      3,961,023
                                   ---------    --------  -----------    ---------     ----------
Loss From Operations                (901,175)   (106,746)  (2,143,824)     (87,043)    (3,235,061)

Other Income and (Expense)
  Interest expense                   (12,356)    (23,992)     (66,457)     (99,128)      (231,715)
                                   ---------   ---------  -----------    ---------    -----------
Net Loss                           $(913,531)  $(130,738) $(2,210,281)   $(186,171)   $(3,466,776)
                                   =========   =========  ===========    =========    ===========
Basic and Diluted Loss
 Per Common Share                  $   (0.19)  $   (0.05) $     (0.52)   $   (0.07)   $     (1.32)
                                   =========   =========  ===========    =========    ===========
Weighted Average Number
of Shares Used in
Per Share Calculation               4,909,323   2,471,066    4,263,466    2,506,415      2,622,859
                                   ==========  ========== ============   ==========   ============

See accompanying notes to the condensed financial statements.

                            E-AUTOMATE CORPORATION
                        (A Development Stage Company)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED

                                                                                         For the Period
                                                             For the Nine                From Inception
                                                             Months Ended             (November 22, 1995)
                                                             December 31,            through December 31,
                                                    --------------------------      ---------------------
                                                        1999           1998                   1999
                                                    ------------   -----------      ---------------------

Cash Flows From Operating Activities
  Net loss                                          $ (2,210,281)  $  (186,171)     $          (3,466,776)
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                         24,000         5,998                     44,970
    Stock issued for interest expense                          -        15,360                     15,360
    Stock based compensation                             248,160        86 450                    641,050
    Compensation from stock options granted               96,787             -                     96,787
    Debt discount amortized as interest                    2,125        29,000                     44,125
    Change in assets and liabilities:
      Accounts receivable                                 56,769             -                     (6,215)
      Prepaid expenses                                     4,700         7,763                          -
      Accounts payable                                   244,632             -                    298,256
      Accrued liabilities                                (13,755)      (86,799)                     3,079
      Accrued interest payable                             2,779             -                      2,779
      Deferred revenue                                   (41,378)       62,230                    117,911
      Other assets                                        (2,851)       (1,413)                    (4,611)
                                                     -----------   -----------      ---------------------
   Net Cash Used In Operating Activities              (1,588,313)      (67,582)                (2,213,285)
                                                     -----------   -----------      ---------------------
Cash Flows From Investing Activities
  Proceeds from sales of investments in
    securities available-for-sale                        353,657             -                    353,657
  Purchase of property and equipment                     (92,382)       (7,539)                  (128,180)
                                                     -----------   -----------      ---------------------
  Net Cash Provided by (Used In)
    Investing Activities                                 261,275        (7,539)                   225,477
                                                     -----------   -----------      ---------------------

Cash Flows From Financing Activities

  Decrease in bank overdraft                              (2,696)        2,696                          -
  Proceeds from issuance of common stock                 819,782       100,000                    919,782
  Proceeds from issuance of debt                         225,000        65,000                    765,635
  Proceeds from related party notes payable              269,997             -                    410,036
  Principal payments on debt                             (95,760)            -                    (93,635)
  Principal payments on related party notes payble       (31,439)      (81,982)                  (159,866)
  Principal payments on obligation under capital
    leases                                               (12,802)            -                    (12,802)
  Payments to redeem common stock from employees               -        (8,000)                    (8,000)
  Net change in revolving line of credit note payable    158,213        (2,204)                   169,915
                                                     -----------   -----------      ---------------------
  Net Cash Provided By Financing Activities            1,330,295        75,510                  1,991,065
                                                     -----------   -----------      ---------------------
Net Increase (Decrease) In Cash and Cash Equivalents       3,257           389                      3,257

Cash and Cash Equivalents at Beginning of Period               -         4,677                          -
                                                     -----------   -----------      ---------------------
Cash and Cash Equivalents at End of Period           $     3,257   $     5,066      $               3,257
                                                     ===========   ===========      =====================

See accompanying notes to the condensed financial statements.

                            E-AUTOMATE CORPORATION
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying consolidated financial statements have been prepared by e-automate ("e-automate" or the "Company") and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. The results of operations through December 31, 1999 are not necessarily indicative of the operating results to be expected for the remainder of fiscal year 2000.

Nature of Operations - During 1995, a founder of the Company entered the automation software business with a program and an approach dedicated to "automating the way businesses do business". The founder recognized that effective and profitable business performance is predicated on implementation of effective automation systems which are responsive and tailored to specific /individual needs of the business enterprise. The founder, along withother founders contributed the results of their efforts and incorporated the Company in Utah on February 27, 1996 as Aureus Cororation (Aureus).

e-automate develops, implements, and suports a software ERP (enterprise resource planning) solution to the small business market. e-automate's system is based upon innovative system technologies, web-based commerce and data exchange, as well as next-generation task automation. e-automate's (ERP) system offers small businesses automation, performance improvement and future enhancements.

Reorganization - On July 2, 1999 Aureus entered into a reorganization agreement with Woodlake Village Associates, Inc. (Woodlake) a publicly held Delaware corporation, whereby a newly formed wholly owned subsidiary of Woodlake was merged into Aureus. The shareholders of Aureus exchanged each of their shares of common stock for 1.88 shares of Woodlake common stock in connection with the reorganization agreement, which resulted in Woodlake issuing 3,505,941 shares of its common stock to the Aureus shareholders. As a result of the reorganization, the Aureus shareholders became shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. Subsequent to the reorganization, Woodlake changed its name to Aureus Corporation, and then to e-automate Corporation.

The reorganization agreement has been considered the reorganization of Aureus and the acquisition of Woodlake in a purchase business combination. There was no market for Woodlake 's common stock, which corporation had substantially no net assets and no ongoing business; therefore, the 1,000,000 shares of common stock outstanding at the date of the reorganization were recorded at $0. The merger has been accounted for as the reorganization of Aureus with a related 1.88 for 1 stock split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented. The reorganization was not deemed to be the acquisition of a business; accordingly no pro forma information is presented.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts and transactions of Aureus Corporation for all periods presented, and the accounts and transactions of e-automate Corporation, from July 7, 1999. Intercompany accounts and transactions have been eliminated in consolidation.


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The Company has suffered losses from operations and has had negative cash flows from operating activities. The Company's continued existence is dependent upon its ability to achieve profitable operations. Management believes future operations will provide sufficient cash flows for the Company to continue as a going concern, although achievement of profitable or sustainable operations cannot be assured.

                         E-AUTOMATE CORPORATION
                      (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED


Development Stage Enterprise - Since inception, the Company has spent most of its efforts raising capital and developing and marketing its enterprise-wide software application; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. Therefore, the Company is considered to be in the development stage.

Financial Instruments - The amounts reported as cash, securities available-for-sale, accounts payable, unearned revenue , and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of preparation of the financial statements. For the purpose of the statement of cash flows, cash and cash equivalents are defined as demand deposits as well as other funds with a maturity of three months or less.

Property and Equipment - Property and equipment are reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended December 31, 1999 and 1998 was $22,650 and $5,375, respectively. Major categories of property and equipment and estimated useful lives are as follows:

                                                          Estimated
                                                         Useful Life
                                                         -----------
               Furniture and fixtures                      3-7 years
               Computer equipment                           5 years

Intangible and Other Assets - The Company has recorded purchased software licenses as an other asset. These licenses are amortized over a five year period by the straight line method. Amortization expense for the nine month period ended September 30, 1999 and 1998 was $1,350 and $625. The realizability of intangible and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated expected net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

Concentration of Risk - The Company relies onkey personnel with respect to their development staff. The loss of certain of these key developers could impact the Company's ability to continue to develop and support its product. E-automate does not maintain key-man insurance on its developers.

Investments -Investment in marketable equity securities were categorized as available-for-sale at December 31, 1999. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive loss. Marketable equity securities with fair values of $416,157 were transferred to the Company from June to December of 1999, in exchange for 138,720 shares of common stock under the terms of a private placement offering. Deferred income taxes of $152,331 were recognized at the dates the securities were received. The Company immediately sold most of the securities received for gross proceeds of $353,657, resulting in no gain or loss being recognized from the sale of securities during 1999. At December 31, 1999, available-for-sale securities consisted of the following:

           Cost                                             $    62,500
           Gross unrealized gains                                 1,550
                                                            ------------
           Estimated Fair Value                             $    64,050
                                                            ============

                         E-AUTOMATE CORPORATION
                      (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED


Revenue Recognition - Revenue from the sale of software products is recognized once a formal sales contract is agreed upon and delivery is complete, when no significant obligations remain unfulfilled, and collection of the resulting receivable is probable. In instances where a significant obligation exists, revenue recognition is delayed until the obligation has been satisfied. Generally, sales of the e-automate system provide for return up through an implementation and data conversion phase, typically 60 days; an allowance for return is provided until customer return privileges expire. Revenue from services, including training and consulting and data conversion, are recognized as the services are performed during the implementation phase and are non-refundable. Service revenues from post contract customer support and software upgrades recognized ratably over the period of the related maintenance contract.

Research and Development - Research and development costs include expenditures incurred in development of software products or enhancements to existing products. Research and development costs are charged to expense as incurred. Differences between capitalizable software development costs, together with appropriate amortization of capitalized costs and actual expenditures to date have been immaterial and as a result the Company has elected to expense these costs as incurred.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 965,943 and 232,480 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the nine months ended December 31, 1999 and 1998, respectively.

NOTE 2 - CASH FLOW INFORMATION

SUPPLEMENTAL CASH FLOW INFORMATION - During the nine months ended December 31, 1999 and 1998, the Company paid $22,437 and $2,259 for interest.

NONCASH INVESTING AND FINANCING ACTIVITIES - On January 15, 1996 a founder of the Company contributed computer equipment valued at $8,024 to the Company.

During 1996, one of the founders of the Company paid off the Company's line of credit at a bank, in the amount of $36,000 for which he received 144,000 common shares.

During 1999, 138,720 common shares of the Company were issued upon receipt of marketable securities with a fair value of $263,826 net of a deferred tax liability of $152,331.

The Company issued 626,040 common shares upon conversion of convertible debentures in the amount of $333,000.

On December 1, 1998 e-automate redeemed 531,288 shares of common stock for a $110,000 note payable.

During 1999 the Company entered into capital lease agreements on various pieces of office and computer equipment. This equipment had a fair value of $89,050 at inception of the capital leases.

On May 30, 1999 the Company settled a short-term advance payable of $135,000 by issuing 45,000 shares of common stock.

NOTE 3 - NOTES PAYABLE

NOTES PAYABLE - From October 1997 through April 1998, the Company issued notes payable in the amount of $176,500 together with 331,820 common shares for cash proceeds of $176,500. The proceeds were allocated to the common shares and to the notes based upon their relative fair values, with $44,125, or $0.13 per share, allocated to the common shares and the balance allocated to the notes. The resulting discount to the notes payable of $44,125 was charged to interest expense over the original term of the notes, which was one year.

CONVERSION OF DEBENTURES - During the two years ended March 31,
1998, the Company issued convertible debentures for cash in the amount of $243,000. During April and May 1999, the Company issued an additional $90,000 of convertible debentures for cash. All debentures provide for conversion of principal into shares of the Company's common stock at $0.53 per share. The conversion rate was granted when the fair value of the shares was deemed to be $0.13 per share. Accordingly, no beneficial conversion feature was ascribed to the conversion. On May 29, 1999 holders of $333,000 in convertible debentures exercised their right under the debenture agreements to convert their debentures into 626,040 common shares at $0.53 per share.
There were no unstated rights or privileges relating to the conversion.

RELATED PARTY NOTES PAYABLE - An officer and director advanced funds to the Company during 1999 to meet current operating expenses pending funding of the 2000 Offering. The balance of these advances at December 31, 1999 was $279,997. Subsequent to December 1999, a payment of $50,000 was made by the Company towards this related party note payable. The other December 31, 1999 amount of $90,976 mirrors a personal line of credit obligation an officer and director secured with a bank. The Company has committed to pay the note according to the terms set up personally.
The interest rate is 9.75% and has a credit limit of $100,000.

Notes payable are as follows:

                                                      December 31,   March 31,
                                                              1999        1999
                                                        ----------   ---------

Notes payable, bears interest at 22%, due at
various dates through the fiscal year March 31, 2001,
secured by the assets of the corporation, including
all software code                                       $  168,000   $ 168,000

Notes payable, to bank, bears interest at prime plus
2.5 percentage points,(10.25% at December 31, 1999)
matures February 28, 2000, minimum monthly                      -       93,635

Convertible debentures, bear 10%, and 18% interest,
various maturities, converted into shares of common
stock of the Company during the current period                  -      243,000
                                                        ----------   ---------

                                                           168,000     504,635
Less current portion                                       113,000     321,635
                                                        ----------   ---------
Total                                                   $   55,000   $ 183,000
                                                        ==========   =========

NOTE 4 - OBLIGATION UNDER CAPITAL LEASES

The Company entered into various capital lease agreements for computer and office equipment. These leases are for periods from 36 to 60 months with minimum monthly payments ranging from $312 to $1050. The future minimum lease payments for these new leases are as follows:

       FOR THE YEAR ENDING                         CAPITAL
            MARCH  31,                             LEASES
       -------------------                      -------------
              2000                              $   34,208
              2001                                  34,208
              2002                                  17,329
              2003                                   7,908
              2004                                   4,198
                                                -------------
Total Minimum Payments                              97,851
                                                -------------
Less amount representing interest                  (21,604)
                                                -------------
Present value of net minimum lease payments         76,247
Less current portion                                27,435
                                                -------------

Long-term capital lease obligation              $   48,812
                                                =============

NOTE 5 - STOCKHOLDERS' EQUITY

During February 1996, the Company issued 1,534,080 common shares for services valued at $204,000, or $0.13 per share, as determined to be fair value by the Company. Additionally, the Company issued 270,720 common shares, valued at $0.13 per share, to a founder of the Company in exchange for a $36,000 cash payment the founder made to pay down a bank line of credit incurred while the Company was in-formation.

From February 1996 through August 1998 the Company issued shares of its common stock to employees and directors for services or as performance based bonuses. During this time the Company issued a total of 598,327 shares to employees for services valued at $82,566, or $0.13 per share, and 122,200 common shares to directors for services valued at $16,250, or $0.13 per share. The Company has determined the fair value of the shares, based upon a study prepared by the board, to be $0.13 per share from inception through September 1998.

During April and May, 1997 a principal shareholder of the Company contributed 356,818 common shares back to the Company and the Company reissued the shares to employees and to directors for services. The shares were valued at $46,386 or $0.13 per share.

                         E-AUTOMATE CORPORATION
                      (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED


From October 1997 through April 1998, the Company issued 331,820 common shares and notes payable in the amount of $176,500 for cash proceeds of $176,500. The proceeds were allocated to the common shares and to the notes based upon their relative fair values, with $44,125, or $0.13 per share, allocated to the common shares and the balance allocated to the notes. The resulting discount to the notes payable of $44,125 was charged to interest expense over the term of the notes, which was one year.

During May 1998, 45,120 common shares, were issued for interest on notes. The common shares and the related interest expense were valued at $6,000, or $0.13 per share.

During September 1998 the Company completed the development of their product and therefore considered the fair value of the Company to have increased to $0.21 per share. From September 1998 through May 1999 the Company issued 79,990 common shares to employees for services valued at $16,575, or $0.21 per share.

During September 1998, 45,120 common shares were issued for interest on notes. The common shares and the related interest expense were valued at $9,360, or $0.21 per share.

At the dates certain employees were hired, common stock was issued to the employee , as described above. At the dates of their employment those employees entered into agreements with the Company that upon the termination of their employment, the Company would redeem common shares which had been issued to the employees at the book value of the stock. At the time of the employees' termination, due to the negative book value, the employees and the Company agreed the stock would be redeemed at $0.04 per share. During November 1998, the Company redeemed 188,000 common shares from terminated employees for $8,000, which was paid in cash. There were no unstated rights or privileges granted or received in connection with the redemption.

On December 1, 1998, 531,288 common shares were redeemed from one of the Company's founders in exchange for a $110,000 promissory note, or $0.21 per share, which was considered the fair value on the date redeemed. The redemption was recorded at cost and there were no unstated rights or privileges granted or received in connection with the redemption.

On December 17, 1998, 846,000 common shares were issued to a director in exchange for services and for $100,000 cash. The fair value of the common shares issued was $0.21 per share; accordingly, compensation for services valued at $76,500 was charged to operations and included in capital.

On May 29, 1999 holders of $333,000 in convertible debentures exercised their right under the debenture agreements to convert their debentures into 626,040 common shares at $0.53 per share as described in the Notes Payable footnote to the financial statements.

Between May and November 1999, the Company issued 273,240 investment units under the terms of a private placement offering (the "1999 Offering") for cash proceeds of $819,720 or $3.00 per unit. Each unit of the 1999 offering consists of one common share, 1/2 "A" warrants and 1/2 "B" warrants. Each Class A warrant is convertible at $3.50 per share through August 31, 2000, and each Class B warrant is convertible at $4.50 per share through February 28, 2001.

As part of the 1999 Offering, the Company also issued 116,553 units in exchange for securities available-for-sale valued at $231,836 net of deferred tax. The units were issued at $3.00 per unit before deferred income tax of $117,821. Additionally, on November 16, 1999 the Company issued 22,167 units at $3.00 per unit before deferred taxes of $22,610, in exchange for restricted equity securities valued at $66,500 before the deferred tax.

                         E-AUTOMATE CORPORATION
                      (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED


In contemplation of the reorganization and the 1999 offering of the Company, an advance in the amount of $135,000 was received from an investor during June 1999 in order to meet short-term expenses. The advance was converted into 45,000 shares of common stock at $3.00 per share on July 11, 1999.

On May 20, 1999, 82,720 common shares were issued to directors for services valued at $248,160, or $3.00 per share. The value of these shares was based upon the value e-automate received upon the issuance of common shares for cash in private placements during the weeks surrounding this issuance.

On July 2, 1999, for accounting purposes, the Company was deemed to have issued 1,000,000 common shares, valued at $0, to the shareholders of Woodlake in connection with the reverse acquisition of Woodlake as described in Note 1 - Reorganization. No assets were received nor were any liabilities assumed in connection with this acquisition.

During December 1999 the Company issued 11,750 shares upon exercise of stock option for cash proceeds in the amount of $63.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Between January 1998 and March 31, 1999 the Company issued 232,480 non-qualifying employee stock options with a weighted average exercise price of $1.88 per share, and which expire 10 years from the grant date. The options vest 25% after one year and then 6.25% per quarter of the employees' service. Since the exercise price was in excess of the fair value of the underlying shares on the grant date, no compensation was recognized in connection with these options.

During 1999, the Company adopted the 1999 Employee Incentive Stock Option Plan ( the "1999 Plan"). The 1999 Plan provides for issuance of up to 1,000,000 options vesting over four years with 25% vesting one year from the grant date and vesting thereafter at a rate of 6.25% per quarter of service. The unexercised options expire ten years from the date of grant. From April through December 1999 the Company granted 274,154 options with a weighted-average exercise price of $2.38 per share, according to the terms of the 1999 Plan. Some of the option agreements designated exercise prices below the fair value of the underlying shares on the grant date and compensation in the amount of $211,724 will be recognized over the vesting period of the options. During the nine months ended December 31, 1999, the Company recognized $96,786 as compensation related to employee stock option grants.

STOCK WARRANTS -- A summary of the status of the Company's employee stock options and warrants as of December 31,1999, and changes during the nine months then ended are presented below:


                                          December 31, 1999                       March 31, 1999
                                      ---------------------------        -----------------------------
                                                   Weighted-Average                    Weighted-Average
                                        Shares     Exercise Price          Shares      Exercise Price
                                      ----------   --------------        ----------    ----------------

Outstanding at beginning  of period     232,480      $   1.88                    -        $         -
Granted                                 288,254          2.35              232,480               1.88
Exercised                               (11,750)         0.01                    -                  -
                                      ---------                          ---------
Outstanding at end of year              508,984          2.06              232,480               1.88
                                      =========                          =========
Options exercisable at
   year-end                              46,775          1.56                    -                  -
                                      =========                          =========
Weighted-average fair value of
  options granted during the year     $     .93                          $       -
                                      =========                          =========



                         E-AUTOMATE CORPORATION
                      (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED


The following table summarizes information about stock options outstanding at December 31, 1999:




                               Options Outstanding                              Options Exercisable
                ---------------------------------------------------      -------------------------------
  Range of       Number         Weighted-Average                          Number
  Exercise       Outstanding    Remaining           Weighted-Average      Exercisable    Weighted-Average
  Prices         At 12/31/99    Contractual Life    Exercise Price        at 12/31/99    Exercise Price
  ---------      -----------    ----------------    ----------------      -----------    ----------------

  $    0.01           33,850          7.80 years     $     0.01                8,000     $         0.01
       1.88          353,428          8.80                 1.88               38,775               1.88
       3.50              750          9.00                 3.50                    -                  -
       3.00          110,956          9.00                 3.00                    -                  -
       5.00           10,000          9.00                 5.00                    -                  -
                 -----------                                               ---------
                     508,984                                                  46,775
                 ===========                                               =========


     The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation. Stock-based compensation charged to operations was $0 for the nine months ended December 31, 1999. Had compensation cost for the Company's options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                            For the Three               For the Nine
                                             Months Ended               Months Ended
                                        December 31, 1999          December 31, 1999
                                        -----------------          -----------------
     Net loss:
        As reported                       $     (913,531)          $     (2,245,711)
        Pro forma                             (1,029,455)                (3,030,414)
     Basic and diluted loss per share:
        As reported                       $        (0.19)          $          (0.19)
        Pro forma                                  (0.21)                     (0.71)

The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: weighted-average risk-free interest rate of 5.75%; time to expiration of 10 years; dividend yield of 0.0% and, because the Company is not publically held, expected volatility of 0.0%.

Between June and December 1999, the Company issued 456,956 investment units at $3.00 per share in a private placement offering. Each investment unit consisted of one common share and 1/2 class "A" warrants exercisable at $3.50 expiring August 31, 2000, and 1/2 class "B" warrants exercisable at $4.50 expiring February, 2001.


NOTE 7 - COMMITMENTS

During December 1999 the shareholders elected a new director and the Company agreed to compensate the director for his services by issuing 24,000 common shares according to a 12-month vesting schedule.

On July 1, 1999 the Company entered into one-year agreements to lease four sections of office space for monthly payments of $1,939, $1,939, $1,350, and $744. An yearly escalation allowance of 3% is provided in the lease agreements. The Company has other operating leases with estimated monthly payments of $220. Yearly commitments under these leases is as follows:

     Year ended March 31,

            2000                  $18,576
            2001                   20,556
            2002                    1,696

NOTE 8 - SUBSEQUENT EVENTS

During January 2000, the Company issued 80,000 investment units to one party in a private placement (the "January Private Placement") for cash proceeds of $240,000 or $3.00 per unit. Each unit under the January Private Placement consists of one common share, 1/2 class "A" warrants and 1/2 class "B" warrants. Each class A warrant is convertible into common stock at $3.50 per share through August 31, 2000, and each class B warrant is convertible into common stock at $4.50 per share through February 28, 2001.

                         E-AUTOMATE CORPORATION
                      (A Development Stage Company)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                UNAUDITED


     During January 2000, the Company issued 84,667 investment units under the terms of a new private placement (the "2000 Placement") for cash proceeds of $247,002 or $2.92 per unit net of $7,000 in commissions. Each unit under the 2000 Placement consists of one common share, and one class "C" warrant. Each class "C" warrant is convertible into one common share at $5.50 per share through August 31, 2001. Included as a part of the 2000 Offering 8,333 units were issued to an officer and director of the Company for proceeds of $25,000, or $3.00 per unit. There were no unstated rights or privileges associated with the sale of investment units to the officer and director. The 2000 Offering provides for an additional 915,333 units to be sold through July 1, 2000, though the success of the Company in securing the additional financing cannot be assured.

     During January 2000 the Company paid $50,000 payments on a related party loan, together with approximately $3,000 in accrued interest.


     Item 2.  Management's Discussion and Analysis

     Management's Discussion and Analysis
     ------------------------------------

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed results of operations and financial condition. Whenever in this discussion the term "Company" is used, it should be understood to refer to e-automate Corporation ("e-automate"), except where the context clearly indicates otherwise.



     Overview
     --------

     The Company has been in a development stage, and since inception has incurred losses from operations. As of December 31, 1999 the Company has had cumulative net losses totaling $3,466,776. The Company is primarily engaged in developing and providing business productivity
     improvement software and services for small businesses.   The Company
     uses the Internet, and innovative technologies, to enable small businesses to more easily purchase and implement its software, to receive consulting services, and to automate business activities.
     These technologies also enable customers to receive business improvement benefits at a greatly reduced total cost. The customer need for this software derives from the fact that most small businesses have many activities that need to be done on a continuing basis, but few small businesses can afford to accomplish those activities through hiring more people; electronic automation of company-specific activities is the solution.

     The Company sells its products and services with a direct sales force and strategic partners.

     Financial Position
     ------------------

     The Company had $3,257 in cash as of December 31, 1999. This represented a decrease of $7,168 from $10,425 at September 30, 1999. Working capital as of December 31, 1999, decreased to ($1,177,378) as compared to a working capital of $82,233 at September 30, 1999. This decrease was largely due to an increase in notes payable, accounts payable and deferred revenue. The Company believes that its working capital will improve during the coming quarters through an increase in sales and additional funding through its private placement memorandum.

     Results of Operations
     ---------------------

     Operating revenues history to date are $725,962. Revenues for the quarter ended December 31, 1999 were $48,582, representing a decrease of 12.5% in revenues compared with $55,496 for the quarter ended December 31, 1998. This decrease in revenues was mainly attributed to a refocusing of resources to building an infrastructure to handle future sales and implementations. Revenues for the nine months ended December 31, 1999 were $188,623 compared with $224,217 for the comparative nine month period ending December 31, 1998.

     Cost of products and implementation consists primarily of training, database setup, documentation, media, and shipping. For the quarter ended December 31, 1999, cost of products and implementation increased to $79,786 from $11,800 in the quarter ended December 31, 1998. The dollar increase in cost of products and implementation in the quarter ended December 31, 1999 is the result of additional qualified personnel and resources required to support new implementations. We expect that these costs will increase in dollar amount as implementation service revenues increase.

     Post contract support services consists mainly of telephone support and business consulting services. Post contract support services expenses increased to $55,731 for the quarter ended December 31, 1999 compared with $6,885 for the quarter ended December 31, 1998. The dollar increase in post contract support services is attributable to hiring and training additional personnel to support these business functions.

     Sales and Marketing expenses consists mainly of salary, commission, travel, trade shows, market research and analysis, and other promotional expenses. Sales and marketing expenses increased to $321,714 for the quarter ended December 31, 1999 compared with $50,436 in the comparative quarter ending December 31, 1998. Sales and marketing expenditure increases were, in part, due to additional resources added to ascertain new markets, develop qualified leads, build brand awareness, and create innovative advertising campaigns.

     Research and Development costs largely consisted of compensation of development engineers, documentation personnel, quality assurance personnel and depreciation of capital equipment. R&D expenses were $257,440 for the quarter ended December 31, 1999 compared with $61,456 for the quarter ended December 31, 1998, representing 24.7% and 19.5% of total costs and expenses, respectively. R&D expenses increased as a percentage of total costs and expenses due to increased development efforts to prepare for a new product release scheduled in February 2000. Development expense is expected to grow in the coming months.

     General and administrative expenses were $235,086 in the quarter ending December 31, 1999, compared to $31,665 in the comparative quarter ending December 31, 1998. This increase in expenses was largely attributable to the Company's growth from a 5-person operation one year ago, to a 50+ person operation today. These expenses are mainly fixed, and are expected to remain relatively level until e-automate has increased its base of productive strategic partners.

     e-automate has financed its operations principally through founder loans, debenture bonds (that have all been converted), notes, and private placements of equity securities and product sales. The Company generated $1,330,295 in net proceeds through financing from inception through December 1999. The Company used net cash in operating activities of ($1,588,313) during the nine months ended December 1999. As of December 31, 1999, the Company's current liabilities totaled $1,252,902.

     The Company's working capital requirements and other capital requirements for the foreseeable future could vary based upon a number of factors, but are expected to remain fairly constant until sales reach several hundred thousand per month in revenues; after this point, the Company will likely increase expenditures so as to accelerate its revenue and profitability growth. The Company believes that projected funding shown in its private placement memorandum will enable it to ultimately establish profitable operations and positive cash flows from operations. If sales do not develop as quickly as anticipated, the Company will require additional equity funding. There is no assurance that any funding will be available, or that, if available, the terms of such offering or funding will be favorable to the Company.

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

                              PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

     The company is not currently involved in any significant legal proceedings.

     Item 2. Changes in Securities.

     (c) Sales of Unregistered Securities
     ------------------------------------

     In July 1999, the Company initiated a private placement (the "1999 Private Placement") pursuant to which the Company issued 263,240 investment units in a private placement offering (the "1999 Private Placement") under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use an underwriter in connection with the 1999 Private Placement. Each unit consists of one common share, 1/2 Class "A" warrant and 1/2 Class "B" warrant. Each Class "A" warrant is convertible at $3.50 per share through August 31, 2000, and each Class "B" warrant is convertible at $4.50 per share through February 28, 2001. The Company received cash proceeds of $789,720 at $3.00 per unit.

     As part of the 1999 Private Placement, the Company also issued 115,511 units in exchange for securities available-for-sale valued at $228,711 net of deferred tax. The units were shares issued at $3.00 per unit before deferred income tax of $117,821. Additionally, on November 16, 1999 the Company issued 22,167 units at $3.00 per unit before deferred taxes of $22,610, in exchange for restricted equity securities valued at $66,500 before deferred taxes.

     In January 2000, the Company issued 80,000 investment units to one party in a private placement (the "January Private Placement") for cash proceeds of $240,000 or $3.00 per unit. Each unit under the January Private Placement consists of one common share, 1/2 Class "A" warrant and 1/2 Class "B" warrant. Each Class "A" warrant is convertible at $3.50 per share through August 31, 2000, and each Class "B" warrant is convertible at $4.50 per share through February 28, 2001.

     During January 2000, the company issued 84,667 investment units under the terms of a new private placement (the "2000 Offering") pursuant to Rule 504 of Regulation D under the Securities Act for cash proceeds of $247,002 at $2.92 per unit net of $7,000 in commissions. Each unit under the 2000 Offering consists of one common share, and one Class "C" warrant. Each Class "C" warrant is convertible into one common share at $5.50 per share through August 31, 2001. As part of the 2000 offering 8,333 units were issued to an officer and director of the Company for proceeds of $25,000, or $3.00 per unit. There were no unstated rights or privileges associated with the sale of investment units to the officer and director. The 2000 Offering provides for an additional 915,333 units to be sold through July 1, 2000.

     Item 6. Exhibits and Report on Form 8-K

     (a)    Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

     Exhibit #          Description


     27                 Financial Data Schedule*

     ------------

     * Filed herewith


     (b)    Reports of Form 8-K


            The Company filed a Form 8-K on November 17, 1999 regarding its reorganization and combination with Woodlake Village Associates, Inc.


                                  SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REGISTRANT

                                         e-automate Corporation
                                         Registrant


     DATED: February 15, 2000            By:/s/James K. Phillips


                                         ----------------------
                                         James K. Phillips, CEO


     DATED: February 15, 2000            By:/s/Kim A. Green


                                         ----------------------
                                         Kim A. Green, Chief Financial Officer