Form 10KSB
period 2000-03-31
E AUTOMATE CORP/DE
filed 2000-07-03
CIK 925666

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-KSB

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended March 31, 2000, or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from       to

                    Commission File Number 0-24380

                           e-automate Corporation
            (Name of small business issuer in its charter)

            DELAWARE                                         33-0601502
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number

 71 North 490 West                                          84003
 American Fork, Utah                                      (Zip Code)
 (Address of principal executive offices)

    Registrant's telephone number, including area code:  (801) 492-1705

        Securities to be registered under Section 12(g) of the Act:

                                                  Name of each exchange
  Title of each Class                              on which registered

          None                                            None
       Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value
                           (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Registrant's revenues for its most recent fiscal year were $259,472

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000: Not applicable, shares not traded.

As of June 17, 2000, Registrant had outstanding 5,461,033 shares of
Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

Additional documents set forth in Part IV hereof are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                        e-automate Corporation

                          INDEX-FORM 10-KSB


                                PART I
                                                                  Page

Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 1

Item 2. Description of Property. . . . . . . . . . . . . . . . . . . 8

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 8



                               PART II

Item 5. Market for the Common Equity and Related Stockholder Matters 8

Item 6. Management's Discussion and Analysis and Plan of Operations. 9

Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . .11

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .11




                               PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 10.    Executive Compensation . . . . . . . . . . . . . . . . .14

Item 11.    Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . 15

Item 12.    Certain Relationships and Related Transactions . . . . .15

                               PART IV

Item 13.    Exhibits and Reports on Form 8-K . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Index to Financial Statements and Schedules. . . . . . . . . . . . .18

                                PART I

ITEM 1.  Description of Business

Forward Looking Statements and Information May Prove Inaccurate

       When used in this Form 10-KSB and in other filings by the Company with the SEC, in the Company's press releases or in other public or stockholder communications or oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "believes," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

       The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and /or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

       The Company does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission.

The Company

       Whenever in this discussion the term "Company," "Our," or "We" is used, it should be understood to refer to e-automate
Corporation ("e-automate") except where the context clearly indicates otherwise.

       The Company is a development stage company engaged in the development and marketing of electronic automation information systems and on-line consulting services to the small business market
 e-automate's products and services include an on-line analysis and evaluation of a small business's needs and the design and development of automated software solutions to address those needs. The Company's mission is focused on "changing the way small businesses do business". "The Way to e-automate Your Business" is the process which the Company markets to profitably facilitate improved business performance through increased revenue production, cost reduction and management of cash flow. e-automate relies on Internet technology to reduce the investment in time and cost to small business owners to learn, evaluate, and implement e-automate's enterprise information systems. The Company's products and services are designed to automate essential business functions - from implementation to system operations - facilitate improvement in ongoing business performance, and enhance the strategic value of financial information. e-automate utilizes, a web-based system for acquisition of new, timely ideas and technology for improved business operations without the costly dependence on business consultants. The e-automate system enables small business owners to download the task-specific automation agents that will perform or automate the recommended business activities.

       In order to meet the needs of the small business market, the Company designs, develops, markets, sells and supports client/server products that are cost-effective, scalable and easy to implement, customize and use. The Company's client/server products are optimized for Microsoft technologies, notably Windows NT, Windows 95, Windows 98, which are increasingly becoming the standard in the small business market. Moreover, by utilizing emerging Internet and electronic commerce technologies, the client is better positioned to conduct business over the Internet.

       The Company believes that responsive, effective service and technical support are essential elements of a complete financial management solution. The Company is committed to dedicating significant resources to delivering timely, reliable and cost-effective service to its customers.

Organization and General Development

       The Company, originally known as Woodlake Village Associates, Inc. ("Woodlake") was incorporated in Delaware on June 12, 1992, for the stated purpose of seeking out various business acquisitions. On July 2, 1999, Woodlake executed an Agreement and Plan of Reorganization ("Reorganization Agreement") with Aureus Corporation, a Utah corporation ("Aureus"). Under the terms of the Reorganization Agreement, Woodlake issued 3,505,941 shares to acquire all of the outstanding shares of Aureus. Concurrent with the merger $333,000 of debentures were converted to 626,040 shares of common stock. As a result of the reorganization, the Woodlake shareholders became shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. Concurrent with the reorganization, Woodlake changed its name to Aureus Corporation, which subsequently changed its name to e-automate Corporation on August 20, 1999.

     In contemplation of the reorganization, the Company received pre-closing advances in the respective amounts of $100,000, on June 7, 1999, and $35,000 on June 28, 1999, in order to meet short term operating expenses. The advances were converted into common stock at the date of the reorganization.

       The transaction was treated as the reorganization of Woodlake and the acquisition of Aureus in a purchase business combination. There was no market for Woodlake common stock, which corporation had minimal assets; therefore, the 1,000,000 shares of common stock outstanding at the date of the reorganization were booked at $0.
The merger was accounted for as the reorganization of Aureus with a related 1.88 for 1 stock split. The financial statements were restated for the effects of the stock split for all periods presented.

       The Company's mission is focused on "automating the way businesses do business." Its system is designed to facilitate improved business performance profitability through increased revenue production, cost reduction, and management of cash flow.
The Company's web-based system, provides business improvement ideas, business solutions, office technology and enables the downloading of automation applications for recommended business activities. The Company uses Internet technology to reduce the investment in time and cost to small business owners to learn, evaluate and implement information systems specifically tailored to that particular company's business requirements. The Company's products and services are designed to automate essential business functions to facilitate improvements in ongoing business performance, promote revenue production, enhance the strategic value of financial information, and to manage cash flow.

       For years, business information system providers such as SAP, PeopleSoft and Oracle have successfully helped large organizations manage all aspects of their business in an integrated, efficient fashion through their sophisticated enterprise resource planning ("ERP") systems. More recently, the Internet has become a key component to these business systems, helping companies maximize business-to-business and business-to-consumer relationships.

       Typically, the benefits of such an efficient business system have been reserved for larger organizations economically positioned and willing to pay millions of dollars for large, custom solutions. However, in recent years, the small business segment (comprised of companies with up to 200 employees and $50M in annual revenues) has exploded, becoming the fastest-growing segment in the global economy. These companies, facing rapid growth and expansion challenges, need the benefits of an ERP system with e-commerce capability, however, they lack the supplier options of the larger companies. e-automate is poised to provide a world-class ERP/e-commerce solution to this burgeoning small-business market. The Company currently offers a sophisticated small-business ERP system to a number of vertical markets, and is moving rapidly toward substantially more Web-enabled commerce and reporting functionality. Such a leading-edge product for small business, coupled with rapid implementation and low conversion costs, position the Company for substantial future growth

Products and Services

       Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to innovate, enhance, and develop its software products to satisfactorily achieve the needs of a dynamic market.

       The e-automate system is designed to provide business solutions and to facilitate improved business performance profitability. The Company recognizes that effective and profitable business performance is predicated on implementation of effective automation systems which are responsive and tailored to the specific/individual needs of the business enterprise. Business owners and managers are motivated to improve business performance, increase revenues, reduce costs and effectively manage cash flows. To ensure performance improvements from an information system, many company-specific needs must be assessed and automated. The Company uses Internet technologies to reduce significantly the time and expense required for businesses to learn, evaluate and implement e-automate's automation system.

       The Company's product is a business-improvement tool that differentiates and automates specific functions, as well as monitors all aspects of business operations. The product is strategically marketed to business owners, managers and purchasers through a direct sales channel as well as through the Company's website. The Company uses Internet technologies to reduce dramatically the time and cost required for businesses to learn, evaluate and implement e-automate's automation system. The e-automate system permits an infinite number of automations and adaptations to the customer's specific business requirements.

     The Company's system includes a web-based tool for acquisition of new, timely ideas for business improvement with the added advantage of avoiding costly expense and time involvement with actual business consultants. This tool differs from other competing consulting services and programs by enabling businesses to download automation agents that will perform or automate the recommended business specific activities.

       The e-automate system is Microsoft(R) Windows(R)-based and uses Microsoft's powerful SQL Server 7.0 as its database engine. With the Web flexibility of SQL, a robust Automation add-in system, and substantial new Web-based commerce tools (coming in the near future), e-automate's system offers significant performance improvement and future scalability to small businesses.

       Functional areas of the system currently include accounting functions (general ledger, accounts payable, accounts receivable and cash), sales, purchasing, contact management, point-of-sale, inventory/warehouse management, and service dispatch management. Wrapped around this enterprise-wide functionality are full-service reporting and a solid security system.

       The e-automate system also includes a unique Automation Manager, which allows the system to be extended with custom Automation Tasks(TM) ("Tasks") that adds external functionality to the system without affecting future upgrades. These Tasks can be custom designed to automate various functions or actions within the system, such as automated inventory ordering or sales invoice creation under specified circumstances.

       The Company also provides associated implementation and conversion services. Typical accounting/information systems require a three to six month window for implementation, while large-scale ERP systems have even longer lead times of one to two years. The e-automate system can be deployed and operating in a small business environment in 30 to 60 days. This rapid implementation model translates into significant cost savings to the client. Typical ERP systems require approximately $4 of implementation service costs for every $1 spent on software. The e-automate system can be implemented at a far more affordable $1:$1 ratio of services to software. The Company is pushing its competitive advantage further by developing industry-leading automated implementation tools.

Markets and Marketing

     The Company's target market is primarily small businesses. The Company has adopted a modified strategic partner strategy to market its automation systems. This marketing approach integrates strategic partners while simultaneously promoting direct-sales to purchasers over the Internet. In terms of the Company's reliance on strategic partners, the Company intends to use caution in the selection of its relationships, selecting partners who are highly knowledgeable of their markets and who demonstrate a capacity to establish substantial market presence. The Company believes that its two -level approach to marketing will be advantageous.

       The Company's marketing rationale is also driven by its general business commitment to leanness at the corporate level and to limited staffing as much as possible through outsourcing. This rationale will apply to the marketing staff as well, while still allowing the Company to focus resources on accomplishing its objective of developing and providing unique products on a "first to market" and "meet the market need" basis. "First to market" must be the Company's primary focus, with "new and improved" to follow in a strategic course.

       For the foreseeable future, the Company plans to rely on sales of software and services as the source of its revenues.

     General Awareness. The Company utilizes direct mail, Internet search listings, telemarketing, trade shows, advertising and public relations to target and direct businesses to its website. Once business managers have accessed the website they obtain an overview of the e-automate approach for improving their business. The web-based approach is convenient and includes a two-minute assessment survey that enables the prospective user to determine whether more time should be spent in pursuing the e-automate way to improve business performance.

       Business Needs Analysis. At the Company's website business owners and managers may perform a self-assessment survey of their business needs. These assessments are conducted with visual images and descriptions of the automation system software. The process is structured to help guide the customer quickly through a thorough, discovery process.

       System Consultation. From the website, business managers may review their assessment results; watch a specific system presentation based upon the assessment results, download system recommendations, agreement to purchase and proceed documents, as well as review text and multi-media based descriptions of the e-automate automation system. This information will be automatically delivered to the customer via the Internet in electronic format, or may be optionally hand delivered to the customer by a business system consultant. The contract agreement comprehensively incorporates all costs and offers leasing options for the entire product, package of software and services.

       Business Improvement Consulting. Business managers/clients will be able to access business improvement ideas and download automation agents and address specific activities. The customer can request online assistance from a business consultant, request a quote for a new automation application, or view statistics reflecting performance comparisons with other e-automate customers in their industry.

       Small business enterprises are currently among the fastest growing segments in the global market. The U.S. Small Business Administration reports that there are now over 23 million small businesses in the United States, with record numbers of new businesses every year since 1991. As small businesses have grown, so has the need for management software and systems that provide efficiency and growth capability at a reasonable cost. In addition, these businesses want to take advantage of the Internet to compete more aggressively and on a broader scale.

       The business information/ERP system market is enormous, because it touches virtually all types of organizations across the globe. While most of the Fortune 500 companies have turned over a new information system in the last five years, small-to-midsize companies continue to represent high-growth segments because (a) they experience faster growth themselves, and (b) new business enterprises are dynamically evolving.

       While much of the late 1990s was focused on "one-to-one" marketing tools for business-to-consumer (b-to-c) relationships, the year 2000 has brought a new emphasis on technologies that enable business-to-business (b-to-b) relationships. Recent estimates are that the b-to-b market will reach some $2 trillion in the next five years. In either case, it is clear that flexible, scalable, Web-enabled information systems will be the critical component of any company's b-to-c and b-to-b strategies at all levels.

       Unfortunately, small businesses often become encumbered with a "hodge-podge" of databases and management tools. For example, small businesses may use QuickBooks or some other accounting system, plus a sales/contact manager (such as Goldmine), and any number of inventory/shipping/customer databases. While this approach may initially be manageable, most companies soon realize that duplicated efforts and non-integrated databases are costing them productivity and efficiency as well as usurping valuable economic resources.

Status of Any Publicly Announced New Product or Service.

       On March 30, 2000, the Company reached an agreement with Toshiba America Business Systems to develop and host a web-based service dispatch center to be used by all of Toshiba's affiliated office equipment dealers, and national accounts. This relationship with Toshiba is integral with the Company's continuing strategy into the Internet business-to-business arena.

Competition

       Competitive Business Conditions. The market for the Company's products is highly competitive and rapidly changing. The Company's primary market consists of businesses, for which current and prospective competitors offer a variety of solutions. The Company experiences significant competition and expects substantial additional competition from established and emerging software companies that offer products similar to the Company's products and target the same customers as the Company. The Company believes it competes on the basis of (i) product features, functionality, performance and price; (ii) the capacity and capabilities of strategic partners; (iii) the quality of the Company's and its VAR network's customer service and technical support; (iv) direct sales capability via the Company's website; (v) sales and marketing efforts; (vi) new product and technology introductions; and (vii) company image and stability. Notwithstanding the foregoing, the Company may be unable to penetrate the existing market and acquire a sufficient market share to be profitable. Significant competitive factors which will affect future sales include regulatory approvals, performance, pricing, timely product shipment, safety, customer support, convenience of use and general market acceptance.

       Certain of the Company's competitors have substantially greater financial, marketing or technical resources than the Company. There can be no assurance that other software development companies have not developed or in the future will not develop any market products that may be superior to those of the Company, that may be offered at substantially lower prices than those of the Company, or that have or will achieve greater market acceptance than those of the Company. In addition, there can be no assurance that alternative methods of delivering automation systems will not provide increased competition.

       Industry Competition. The e-automate system constitutes a new, revolutionary category of information systems and is designed
so an infinite number of activities can be automated.   e-automate
is the only system presently in the industry that has the capability of enabling endless automations. The system itself uses a number of architectural building blocks that must be present to fully deliver automations. Duplicating these advanced technology-enabled features presents a formidable barrier for new or established companies.
Most competitors cannot easily modify their systems to perform such automations. Because of e-automate's unique ability to automate activities, and to automate or simplify the implementation process, the Company believes that there are currently no comparable direct competitors.

       Competitors in the small business information system market can be broken down into five categories:

        Large ERP Vendors. Major business information systems providers have typically chosen to avoid the small business segment because their expensive, highly custom products are not suited for low-cost, rapid implementation in a small-business environment. In addition, the relative per-sale revenue of small business compared to large enterprises is probably unattractive to those playing in the high-end market.

       Mid-market Vendors. These systems, such as Great Plains or Solomon, tend to be about double the cost of e-automate for comparable installations, and recent market trends have shown these companies pushing "upward" in the market toward larger enterprises, rather than downward. They also typically are built on older technologies, and lack the Web flexibility included in today's cutting-edge systems. However, they probably represent the most substantial threat if they chose to reverse course and dedicate substantial resources to a small-business solution.

       Low-end Vendors.   Off-the-shelf systems (such as QuickBooks
and Peachtree) are inadequate for a business of any substantial size. While easy to use, they basically handle accounting duties only and don't integrate information from other areas of the business.

       General Small Business Vendors. There are a handful of small business "accounting only" systems. These represent a very small market share, however, and don't appear capable of threatening the "enterprise-wide" information system model used by e-automate.

       Vertical Specialty Systems. The small business segment is unique in that the very lack of a viable general solution in the last 10 years has given birth to hundreds of small, specialty systems designed for a very specific niche. By and large, these systems are built on older technologies using proprietary databases.
 In virtually all cases, they lack scalability and any real e-commerce or Web capability, and they usually include only some aspects of the business. Their customers usually describe their reason for purchase as "it's the only thing available that I could afford."

       Competitive Advantage. The Company's competitive advantage is its ability to automate comparatively more business functions and activities than other similar mass-marketed systems. e-automate's core competencies include the ability to: (1) rapidly discover and assess business improvement needs; and (2) design and develop automated software solutions that are tailored to and responsive to the particular customer's business needs.

       The Company is unique in the industry, no other competitor currently has a web-based, assessment, purchase, and automated implementation process comparable to e-automate's system. In addition, the Company's technology appears to be the only system in the industry that facilitates an infinite number of automated tasks.
  Because of the time and significant expense required for redesigning and adapting existing platforms to achieve infinite functions, duplicating advanced technology features of the e-automate system presents a significant technological barrier for new as well as established competitors.

       Based on current market conditions, e-automate's key competitive advantages can be summarized as follows:

       Comprehensiveness. The e-automate system encompasses the whole range of business activities and is not limited to specific functions, as compared to most small business specialty competitors.

       Flexibility. The e-automate system's Microsoft SQL database and scalable architecture make it technically superior to most small-business market players, and maximize the ability to manage future growth and move into e-business activities.

       Rapid, low-cost implementation. The e-automate system can be deployed in 30 to 60 days (less than half of the industry average), at a "service-to-software" cost ratio of $1:1 as compared to the typical ratio of $2:1 to $5:1 industry wide.

       The e-automate system constitutes a new, revolutionary category of information systems and is designed so an infinite
number of activities can be automated.   e-automate is the only
system presently in the industry that has the capability of enabling endless automations. The system uses a number of architectural building blocks that must be present to fully deliver automations. Duplicating these advanced technology-enabled features presents a formidable barrier for new or established companies. Most competitors cannot easily modify their systems to perform such automations. Because of e-automate's unique ability to automate activities, and to automate or simplify much of the implementation process, the Company believes that there are currently no comparable direct competitors.

Sources and Names of Principal Suppliers.

       The Company's products utilize certain software licensed to it by third party software developers. Although the Company believes that there are alternatives for these products, any significant interruption in the supply of such third party software could have a material adverse impact on the Company's sales unless and until the Company can replace the functionality provided by these products. In addition, the Company is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated.

       The Company's software products currently are designed to run on Microsoft operating system technologies, including Windows NT, Windows 95, Windows 98 and SQL Server, which are increasingly becoming the standard in the business market. In addition, the Company's products utilize other Microsoft technologies, including Internet Information Server, FrontPage, Visual Basic, Visual Basic for Applications and Site Server. Although the Company believes that Microsoft technologies are and will continue to be widely utilized by small businesses, no assurance can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not support. Moreover, the Company's strategy will require that the Company's products and technology be compatible with new developments in Microsoft's technology.

Dependence on One or a Few Major Customers.

     The market for the Company's products is highly competitive and rapidly changing. The Company's primary market consists of a broad spectrum of small businesses. The Company is not limited on dependent on a narrow customer base but has the technology and product flexibility to broaden its market and address the business needs of a diverse customer base.

Intellectual Property; Licensing and Proprietary Rights.

       The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. Currently the Company uses the following trade names: "The Way to e-automate Your Business"; "automating the way businesses do business"; "Automation Tasks". We are in the process of making application for registration of our trade name and marks with the United States Patent and Trademark Office ("PTO"), and intend to continually evaluate the appropriateness of seeking registration of additional product names and marks as they evolve.

       At the present time the Company has no patents or patents pending. However, we may file for patent protection on certain aspects of our proprietary technology in the future, including our business information system, a task automation tool and a data-mining tool. Our present or future products may be found to infringe upon the patents of others. If our products were found to infringe on the patents, or otherwise impermissibly to utilize the intellectual property of others, our development, manufacture and sale of such products could be severely restricted or prohibited. In such eventuality we would be required to obtain licenses to utilize such patents or proprietary rights of others, for which acceptable terms may be unavailable. If we were not able to obtain such licenses, the development, manufacture or sale of products requiring such licenses could be materially adversely affected. In addition, we could incur substantial costs in defending our self against challenges to our patents or infringement claims made by third parties or in enforcing any patents we may obtain.

       There can be no assurance that any new patents applied for would be issued, that the Company will develop proprietary products or technologies that are eligible for patents, that any issued patent will provide the Company with any competitive advantages or would not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's business.

       Under most of our contracts, we regard our software as proprietary, in that title to and ownership of our software generally resides with the Company. Beginning with our release of our new version, we will grant nonexclusive licenses to customers for software developed by the Company. Like many software firms, the Company has no patents, as noted above. We attempt to protect our proprietary rights with a combination of copyright and trade secret laws, as well as employee and third party non-disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our product or obtain and use information that we regard as proprietary, such as source codes or programming techniques that generate high quality performance on low end platforms.

Need for Any Government Approval of Principal Products or Services.

       None.

Effect of Existing or Probable Government Regulation on Business.

       None anticipated.

Research and Development.

       The Company uses state-of-the-art architecture and design approaches in its system. Our software is dynamically evolving and we intend to continually innovate using the latest technology to respond to customer requirements. We are currently in process of producing the Version 3.0 of our software, a n upgraded version of the e-automate system which uses the most current technology and is more "user-friendly" and intuitive to operate. Version 3.0 is scheduled for release in September 2000. e-automate's future versions are in the technical design phase and the Company anticipates the release of this software within 12 to 18 months.

   Estimates of Amount Spent During Each of Last Two Fiscal Years on Research and Development.

       The Company spent $156,515 and $1,039,642 respectively for the fiscal years ended March 31, 1999 and 2000 on research and development.

Employees

       As of March 31, 1999, the Company had 13 full-time employees. As of March 31, 2000, the Company had 45 full-time employees.
Currently the Company has 56 full-time employees and 2 part-time employees. This number does not include independent contractors who are not our employees. The Company also utilizes several consultants and advisors. There can be no assurance that the we will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

Reports to Security Holders.

       None.


ITEM 2.  Description of Property.

       The Company currently occupies 6,000 square feet of leased office space at American Fork, Utah 84003. The Company believes the facilities described above are adequate to meet its immediate operating needs. Should growth objectives be exceeded during this time period, additional space may need to be occupied. Currently, additional square feet are available immediately in the same business park as its executive offices, which could be leased on terms similar to the existing space.


ITEM 3.  Legal Proceedings.

       The Company is not a party to any material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  Submission or Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                 PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

Sales of Unregistered Securities

Issuance of Series A Preferred Stock - On June 19, 2000, the Company entered into an agreement to issue up to 5,000 shares of Series 2000-A Convertible Preferred Stock, together with up to 1,000,000 warrants as a unit for cash. There is no obligation on the investor to provide the financing, solely at the discretion of the investor, which is assigned fair value prior to the common stock being quoted is $3.00

       The warrants are exercisable from May 31, 2001 at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the shares is less than $5.00 per share at anytime during the first six months for which the shares are quoted, the initial exercise price will be $4.00 per share.

       On June 19, 2000, the Company received cash proceeds of $450,000 net of $50,000 offering costs, in exchange for the issuance of 500 shares of Series A Convertible Preferred Stock and 100,000 warrants. In connection with this offering, additional warrants to purchase 500,000 shares of common stock at $5.00 per share were issued for cash proceeds of $5,000.

Issuance of Series B Preferred Stock - On June 19, 2000, $628,983 of notes payable were converted into 125,796 shares of Series B convertible preferred stock at $5.00 per share.

Issuance of Common Stock - From April through June 2000, the Company issued 143,540 investment units under the terms of the 2000 Placement for cash proceeds of $430,620 or $3.00 per unit. Each unit under the 2000 Placement consists of one common share, and one class "C" warrant. Each class "C" warrant is convertible into one common share at $5.00 per share through August 31, 2001.

       There are approximately 238 shareholders of record of the Company's common stock as of June 17, 2000.

       The transfer agent for e-automate is Colonial Stock Transfer Co, 544 East 400 South, Suite 100, Salt Lake City, Utah 84111.


ITEM 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Selected Financial Data

       The following selected financial data of the Company as of March 31, 2000, March 31, 1999, and cumulative from November 22, 1995. (Date of Inception) are derived from, and are qualified by reference to, the financial statements of the Company, included elsewhere in this Form 10-KSB.

                                                                 Cumulative
                                                                       From
                                                                November 22,
                                                                       1995
                                                                       (Date
                                   The Years Ended March 31,    of Inception)
                                   --------------------------      March 31,
                                          2000           1999           2000
                                   -----------    -----------    -----------
Revenue                            $   259,472    $   244,801    $   796,811

Net Income (Loss)                   (3,334,164)      (580,704)    (4,553,086)

Basic and Diluted Earnings
  (Loss) per share                       (0.74)         (0.23)         (1.64)

Weighted Average Shares
  Outstanding                        4,491,383      2,570,511      2,778,624

  Cash Dividends Declared per
    Common Share                             -               -             -

Summary Consolidated Balance Sheet Data

Working Capital                    $(1,122,947)   $    (590,158)

Total Assets                           269,834           92,297

Stockholder's (Deficit)               (943,283)        (748,547)

Accumulated (Deficit)               (4,553,086)     ( 1,218,922)



MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

General

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed results of operations of financial condition. Whenever in this discussion the term "Company" is used, it should be understood to refer to e-automate Corporation ("e-automate"), except where the context clearly indicates otherwise.

     The Company is primarily engaged in developing and providing business productivity improvement software and services for small businesses. The Company uses the Internet, and innovative technologies, to enable small businesses to purchase and implement its software more easily, to receive consulting services, and to automate business activities. These technologies also enable customers to receive business improvement benefits at a greatly reduced total cost. The customer need for this software derives from the fact that most small businesses have many activities that need to be done on a continuing basis, but few small businesses can afford to accomplish those activities through hiring more people; electronic automation of company-specific activities is the solution.

     The Company sells its products and services with a direct sales force and strategic partners. The Company has also entered into an agreement with Toshiba to develop and host a web-based service dispatch center to be used by all of their copier dealers, and national accounts (including government, corporate, and education). This relationship is also part of the Company's continuing strategy into the Internet B2B arena.

     Development Stage Enterprise.  Since inception, the
Company has spent most of its efforts raising capital and developing and marketing its enterprise-wide software applications. Since inception has incurred losses from operations. As of March 31, 2000 the Company has had cumulative net losses totaling $4,412,751.

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations, contains forward-looking statements which involve risks and uncertainty. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company is a development stage company engaged in the development and marketing of electronic automation systems and on-line consulting services. e-automate's products and services include automated software solutions to address business needs. The Company's mission is focused on "automating the way businesses do business." The Way to e-automate Your Business is the process which the Company markets to profitably facilitate improved business performance through increased revenue production, cost reduction and management of cash flow. e-automate relies on Internet technology to reduce the investment in time and cost to learn, evaluate, and implement e-automate's automation systems. The Company's products and services are designed to automate essential business functions facilitate improvement in ongoing business performance, and enhance the strategic value of financial information. e-automate utilizes Virtual Consulting, a web-based system for acquisition of new, timely ideas and technology for improved business operations without the costly dependence on business consultants. Virtual Consulting(TM) enables businesses to download the task-specific automation agents that will perform or automate the recommended business activities.

     In order to meet the needs of the business market, the Company designs, develops, markets, sells and supports automation products that are cost-effective, scalable and easy to implement, customize and use. The Company's automation products are optimized for Microsoft technologies, notably Windows NT, Windows 95, Windows 98, which are increasingly becoming the standard in the business market. Moreover, by utilizing emerging Internet and electronic commerce technologies, the client is better positioned to conduct business over the Internet.

Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations. Whenever in this discussion the term "Company" is used, it should be understood to refer to e-automate Corporation ("e-automate"), except where the context clearly indicates otherwise.

The Company is primarily engaged in developing and providing business productivity improvement software and services for small businesses. The Company uses the Internet, and innovative technologies, to enable small businesses more easily to purchase and implement its software, to receive consulting services, and to automate business activities. These technologies also enable customers to receive business improvement benefits at a greatly reduced total cost. Customer need for this software arise from the fact that most small businesses have many activities that must done on a continuing basis, few small of them can afford to accomplish those activities through hiring more people therefore, electronic automation of company-specific activities is the natural solution.

The Company sells its products and services through a direct sales force and strategic partners. The Company has also entered into an agreement with Toshiba to develop and host a web-based service dispatch center to be used by all of their copier dealers, and national accounts (including government, corporate, and education). This relationship is also part of the Company's continuing strategy into the Internet B2B arena.

Development Stage Enterprise

Since inception, the Company has spent most of its efforts raising capital and developing and marketing its enterprise-wide software applications. Since inception has incurred losses from operations. As of March 31, 2000 the Company has had cumulative net losses totaling $4,553,086.


Results of Operations

Revenues

Cumulative operating revenues from inception to March 31, 2000 totaled $796,811. Revenues for the year ended March 31, 2000 were $259,472 representing a slight increase of 6% in revenues compared with $244,801 for the year ended March 31, 1999. The Company's revenues are divided into two revenue streams, "Software Licenses" and "Services".

Total user license revenues for the year ended March 31, 2000 were $172,515, representing an increase of 6.8% over the user license revenues of $161,569 for the year ended March 31, 1999. The increase in revenues was primarily due to new product offerings and a larger sales team.

Service revenues for the year ended March 31, 2000 were $86,957, representing an increase of 4.5% over service revenues of $83,232 for the ended March 31, 1999. The increase in service revenues is primarily due to the increased number of software licenses for the e-automate business improvement software.

Costs and Expenses


Cost of Revenues
The costs to produce and distribute software licenses are negligible. Costs to develop the software licenses have been expensed as incurred as research and development.

Cost of services consists primarily of telephone support, training, training media, database setup and conversion, software implementation, and business consulting services. Cost of services for the year ended March 31, 2000 increased to $436,700 from $90,975
for the year ended March 31, 1999.   The increase in cost of
services is the result of hiring and training additional qualified personnel and the acquisition of resources required to support new implementations. During the past year the Company was focused on building an infrastructure to handle future sales growth. We expect that these costs will remain fairly level as software license revenues increase. The Company has developed methods to improve implementation efficiencies and shorten the implementation cycle using Internet technologies. These improvements are anticipated to increase gross profit in the future.

Sales and marketing expenses consist mainly of salary, commission, travel, trade shows, market activities and other promotional expenses. Sales and marketing expenses increased to $953,843 for the year ended March 31, 2000 compared with $216,070 for the year ended March 31, 1999. Sales and marketing expenditure increases were, in part, due to additional resources added to determine new markets, develop qualified leads, build brand awareness, and create new advertising campaigns.

Research and development (R&D) expenses largely consisted of compensation of development engineers, quality assurance and documentation personnel, and allocated overhead costs. R&D expenses were $1,039,642 for the year ended March 31, 2000 compared with $156,615 for the year ended March 31, 1999 representing 33.8% and 24.7% of total operating expenses, respectively. R&D expenses increased as a percentage of total operating expenses due to increased development resources to prepare for multiple product
releases scheduled for the year 2000.   R&D expenses are expected to
increase as a percentage of total operating expenses during the coming year.

General and administrative expenses were $1,079,204 in the year ending March 31, 2000, compared to $262,003 for the year ending March 31, 1999, representing 35.1% and 41.3% of total operating expenses, respectively. This increase in expenses was largely attributable to the Company's growth from a 5-person operation one year ago to a 55-person operation today. These expenses are mainly fixed and are expected to remain relatively level until e-automate has increased its revenues.

Liquidity and Capital Resources

The Company had $219 in cash as of March 31, 2000. Working capital deficit as of March 31, 2000, increased to $1,122,947 as compared to
a working capital deficit of $590,158 at March 31, 1999.   This
decrease in working capital was primarily due to an increase in notes payable, accounts payable, and deferred revenue. The Company believes that its working capital will significantly improve during the coming year through an increase in sales and additional funding through its private placement memorandum. However, this improvement in working capital is not assured.

On June 19, 2000, the Company entered into an agreement to issue up to 5,000 shares of Series A convertible preferred stock together with up to 1,000,000 warrants as a unit for up to $5,000,000 in cash. Receipt of the financing is solely at the discretion of the investor and there is no obligation on the investor to provide the financing. In connection with the conversion terms of the Series A convertible preferred stock at 80% of market valve, the assigned fair value of the common stock prior to its being quoted by a market is $3.00 per share.

The warrants are exercisable from May 31, 2001 at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the shares is less than $5.00 per share at anytime during the first six months for which the shares are quoted, the initial exercise price will be $4.00 per share.

On June 19, 2000, the Company received cash proceeds of $450,000 net of $50,000 offering costs, in exchange for the issuance of 500, shares of Series A convertible preferred stock and 100,000 warrants. In connection with this offering, additional warrants to purchase 500,000 shares of common stock at $5.00 per share were issued for cash proceeds of $5,000.

On June 19, 2000, $628,983 of notes payable were converted into 629 shares of Series B convertible preferred stock. The Series B convertible preferred stock is convertible into common stock at $5.00 per share.

From April through June 2000, the Company issued 143,540 units under the terms the 2000 Placement for cash proceeds of $430,620 or $3.00 per unit. Each unit under the 2000 Placement consists of one common share, and one Class C warrant. Each Class C warrant is convertible into one common share at $5.50 per share through August 31, 2001.

During May, 2000 an officer and director advanced $200,000 to the Company to meet current operating expenses. The short-term bridge loan is convertible into 66,667 common shares under the terms of the 2000 Placement. The loan bears interest at 8 percent.

During June 2000, an officer and director advanced $155,000 to the Company to meet current operating expenses. This short-term operating loan is payable upon demand and bears interest at 15 percent.

The Company has financed its operations principally through founder loans, borrowings under notes payable, and private placements of equity securities and product sales. The Company generated $2,182,093 in cash from financing activities during the year ended March 31, 2000, compared to $349,441 during the year ended March 31, 1999. Cash provided by financing activities during the year ended March 31, 2000 consisted principally of $1,756,786 from the issuance of common stock, $225,000 from the issuance of notes payable, and $359,997 from the issuance of notes payable to related parties. The Company used cash in operating activities of $2,460,210 and $341,021 for the years ended March 31, 2000 and 1999, respectively. As of March 31, 2000, the Company's current liabilities totaled $1,167,072.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has sustained losses of $3,334,164 and $580,704 for the years ended March 31, 2000 and 1999, respectively. In addition, operating activities have used cash of $2,460,210 and $341,021 for the years ended March 31, 2000 and 1999, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. Management plans include obtaining additional equity financing and management believes that profitability and cash flows from operations will improve and will provide the necessary capital to fund operations due to the continued success of existing products and the introduction of new products. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


The Company's working capital requirements and other capital requirements for the foreseeable future will be primarily funded through the issuance of equity securities until the Company is able meet its working capital needs with positive cash flows provided from operations; after this point, the Company will likely increase expenditures so as to accelerate its revenue and profitability growth. The Company believes that proceeds from subsequent issuance of equity securities will enable it to establish profitable operations and positive cash flows from operations. If sales do not develop as quickly as anticipated, the Company will require additional equity funding. There is no assurance that profitable operations or positive cash flows from operations will be realized, that any future funding will be available or that if available, the terms of such offering or funding will be acceptable to the Company.

Cautionary Statement Relevant To Forward-Looking Information

When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statement, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks.

In addition, sales and other revenues may not commence and/or continue as anticipated due to delays of otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Employees and Consultants

   As of March 31, 1999, the Company had 13 full-time employees. As of March 31, 2000, the Company had 45 full-time employees.
Currently the Company has 56 full-time employees and 2 part-time employees. This number does not include independent contractors who are not our employees. The Company also utilizes several consultants and advisors. There can be no assurance that the we will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.


ITEM 7.  Financial Statements

   The financial statements are set forth immediately following the signature page.


ITEM 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

   The Company and its auditors have not disagreed on any items of accounting treatment or financial disclosure.


                               PART III

ITEM 9.  Management and Certain Security Holders

Directors and Executive Officers

   The table below sets forth the name, age and positions or offices of each director and executive officer of e-automate Corporation.

   Name                       Age            Position
   -----------------     ------------        ------------------------------

   Russ Riggins 1, 4          55             Director, Chairman of the Board
   Lon D. Price 2,4           40             Director, President and Chief
                                               Executive Officer
   Kim Green                  47             Chief Financial Officer
   Ken Meyers                 30             Vice President of Operations
   Brad Sorensen              33             Vice President of Software
                                                Engineering
   Ben deHoyos                44             Vice President of Product
                                             Development
   Richard F. Stout 4         37             Cofounder, and Director
   Raymond Meservy 4          50             Director
   James K. Phillips 3,4      51             Director
   Scott Blackham 4           33             Director
_________________________

1 Became Chairman of the Board effective June 19, 2000.
2 Became President and Chief Executive Office on April 13, 2000.
3 Resigned as Chairman of the Board effective June 19, 2000.
4 Members of Board of Directors

   Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

   Russ Riggins,   Chairman, Director.  Mr. Riggins is an executive
with 30 years experience, he has worked with both large and small companies in a variety of industries. Since 1994, he has been a partner and owner in The ParaMarketing Group, LLC, a marketing consulting firm specializing in go-to-market strategies. He has consulted with IBM, Hitachi, Adobe, Cisco, Adaptec, Docent and other technology companies. From 1992 to 1994 he served as COO, Executive Vice President and CFO of Generra Sportswear, a $300 million mens sportswear company. The board of directors brought in Mr. Riggins to take the Company through bankruptcy. He focused on restructuring the Company, selling off unprofitable lines of business, and renegotiating the Company's debt. The company successfully emerged from bankruptcy in 1994. From 1970 to 1992, he was with KPMG Peat Marwick ("KPMG"). From 1982-1988 he was an audit partner responsible for the high technology practice in the Seattle area. He focused on working with start-up companies, assisting them with their business strategies, raising capital and going public. From 1988-1992 he served as Partner in Charge of KPMG's consulting business in the Pacific Northwest. He successfully grew this business that focused on information technology, business process re-engineering and business strategies. He is a CPA and has a B.A. in Business Administration from the University of Washington.

   Lon D. Price, CEO, President, Director. Mr. Price brings over 17 years experience in high technology software companies, including nine years of senior management. He began his career in software development at WordPerfect Corporation, then moved on to high-level consulting and sales at Oracle Corporation. He then managed consulting and sales for Viewstar and Aris Corp., both with P&L responsibility. Most recently, Mr. Price served as vice president of training and education at TenFold Corporation, where he had full business unit financial and operations responsibility. His expertise includes consulting, education, organizational management, strategic planning, and growth management. Mr. Price holds a BS in computer science from Brigham Young University.

   Kim A. Green, Director of Finance and Corporate Secretary. Mr. Green joined e-automate Corporation in January of 1999. He received a degree in mechanical engineering from Brigham Young University and an MBA from the University of Utah. For the past 15 years Mr. Green has worked as an engineer and project manager at various organizations. For seven years prior to joining the Company, he worked for Novell, where he participated in various levels of software product and project management development activities. Prior to Novell Mr. Green was employed at ARINC Research for seven years.

   Ken Meyers, Vice President of Operations. Mr. Meyers brings ten years of experience in a broad range of areas, including strategy, marketing, and product and service development. Prior to joining e-automate, he was vice president of client services for MyComputer.com, a market leader in ASP-delivered web tools for small businesses. Other experience includes three years in marketing and web management at Dentrix Dental Systems (a two-time Inc. 100 business software company), public communications work at United Nations headquarters in New York, editorial management of two publications and marketing communications consulting work. In addition, from 1993-1995 Mr. Meyers co-founded, operated, and sold a small business . Mr. Meyers holds a B.S. in communications from Brigham Young University, and an MBA from the Marriott School of Management at BYU.

   Brad Sorensen, Vice President of Engineering. Mr. Sorensen has 13 years experience in programming and management at various levels of the software engineering process. For the six years prior to joining the Company, he served as a senior developer at Corel/WordPerfect, where he managed major web-based development projects, and at Merasoft. Mr. Sorensen oversees all software engineering activities, including architecture, project management, technology development and use, and engineering standards. He has recruited a strong team including alumni of Intel, Novell, Corel/WordPerfect, and TenFold. Mr. Sorensen has a B.S. in electrical engineering from Brigham Young University.

   Ben de Hoyos, Vice President of Product Development. Mr. de Hoyos has 18 years experience in corporate, retail, and academic environments, including 12 years combined management experience in marketing and in high-tech product development and operations. Specifically, his experience includes product management and technical experience in online communities, Internet business, and networking; corporate and institutional education and training; and print/online publications. Among other organizations, he has worked for Novell, TenFold Corporation, MyFamily.com, and National Evaluation Systems, and he spent three years in business for himself as an entrepreneur in the consumer electronics/home entertainment business. Mr. de Hoyos holds a B.A. and an M.A. in English Literature from Brigham Young University, and spent two years in post-graduate work in English Literature at Harvard University on a fellowship.

   Richard F. Stout, Co-founder and Director. For the past 15 years Mr. Stout has engaged in small business consulting and management activities. As a student he distinguished himself academically, serving on the curriculum redesign committee where he helped to write a book on quantitative decision-making methods and modeling. For nearly ten years Mr. Stout has worked with small and mid-sized businesses to help them to improve business performance. It was while engaged in theses activities that he identified common problems which information systems should solve, but were not solving for small businesses. Along with Todd Hardman, Mr. Stout co-founded e-automate Corporation in order to develop business-improvement software. He continues to serve the Company by providing vision and strategy consulting and representing the Company in business development interactions. Mr. Stout received an MBA from Brigham Young University.

   Raymond D. Meservy, Director. Dr. Meservy received a Ph.D. in Accounting from University of Michigan. For the past nine years he has been a university professor. Dr. Meservy has served as an Associate Professor at Carnegie Mellon University and now teaches accounting and information systems studies at Brigham Young University.

   James K. Phillips, Director. Mr. Phillips is a founder of several companies, and a major investor in e-automate. He is experienced in assisting companies to transition to successful public companies. For the last six years, he has personally coached hundreds of Fortune 500 executives on how to improve their performance. Mr. Phillips has been invaluable in coaching senior managers and helping create a high-performance environment.

   Scott Blackham, Director. Mr. Blackham has spent the past three years working with development stage companies with Pangea Equities, an angel investment firm. From 1996-98 Mr. Blackham worked for ING-Barings, where he specialized in using financial derivatives as risk management tools. He interfaced with large institutional clients, assisting them manage their financial risk. He also created and priced new financial products, customized to the needs of individual clients, by using sophisticated computer modeling techniques. Prior to his work at ING-Barings, Mr. Blackham was an operations manager for Ryder Integrated Logistics where he had P&L responsibility for one of their largest on-site accounts. Mr Blackham has a Bachelor of Science degree in Mechanical Engineering from Brigham Young University and an MBA from the Marriott School of Management.

board Meetings and Committees

   The Board of Directors held a total of five meetings during the fiscal year ended March 31, 2000. The Compensation Committee, consisting of Jim Phillips and Rick Stout, is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. Russ Riggins served as Chairman of the Audit Committee and convened one meeting with the accountants during the preceding fiscal year. No director attended fewer than 75% of all meetings of the Board of Directors during the 1999 fiscal year.

Compliance with Section 16(a) of the Securities and Exchange Act of
1934

Effective May 1, 1991, the Securities and Exchange Commission adopted revised rules regarding reporting of beneficial ownership of securities by officers, directors and owners of more than 10% of any class of a company's equity securities. During fiscal 1998, the affected persons were in compliance.

The directors are elected for one-year terms, which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

ITEM 10.  Executive Compensation

Summary Compensation Table. The following table sets forth, for the three fiscal years ended March 31, 2000, the compensation paid to the Company's Chief Executive Officer and all other officers and directors (collectively, the "Named Executive Officers") at March 31, 2000 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended March 31, 2000.


                                    Annual Compensation             Long-term
                          -------------------------------------- Compensation:
                                                           Other   Securities
Name and                                                  Annual   Underlying
Principal Position        Year      Salary   Bonus  Compensation      Options
------------------        -----   ---------  -----  ------------- -----------
Rick Stout                1999    $ 112,000  $   -  $   _
(formerly President)1     1998            -      -

James K. Phillips         1999    $  11,030  $   -  $    -                 -
 (formerly CEO)2          1998        2,758      -       -                 -

   __________________
1 Mr. Stout resigned as President of e-automate Corporation on December 31, 1999.
2 Mr. Phillips resigned as Chairman of the Board on June 19, 2000.


ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management

   The following table lists the number of shares of Common Stock beneficially owned as of March 31, 2000, by each person known by the Company to be the beneficial owner of more the five percent (5%) of the Common Stock, by each director of the Company, by the Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

                                                       Percentage
                                      Number of         of Class
Name and Address of Beneficial Owner    Shares         Outstanding
------------------------------------  ----------       -----------
Alan Fine*                            503,840              9.4%
Patricia Fish*                        285,802              5.3%
Lee Monson                            579,980             10.8%
James K. Phillips                     565,880             10.6%
Richard F. Stout                      619,272             11.6%

*Not an officer or director
All officers and directors as a group (2 persons)

   The percentages set forth above have been computed based on 5,296,181 shares, which is the number of shares of the Common Stock outstanding and exercisable options held by officers and directors outstanding as of March 31, 2000.

ITEM 12.  Certain Relationships and Related Transactions

   As of March 31, 2000, the Company owed a balance of approximately $45,000 to Richard F. Stout with respect to the sale several years ago of certain of his original shares to the Company. As of June 24, 2000, the Company owes a balance of $56,000 to Jim Phillips for short term operating expenses.


                               PART IV

EXHIBITS AND REPORTS

ITEM 13.  Exhibits and Reports on Form 8-K

      Exhibits

   The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.



   Exhibit No.      Document Description

      3.          Certificate of Incorporation and Bylaws

                  3.1     Articles of Incorporation(1)
                  3.2     Bylaws(1)
                  3.3    Amendment to Certificate of Incorporation
                           changing name to
                         Aureus Corporation(3)
                  3.4    Amendment to Certificate of Incorporation
                           changing name to e-automate corporation (4)

      4.          Instruments Defining Rights of Security Holders

            4.1    Certificate of Designation creating Series 2000-A
                    Convertible Preferred Stock*
            4.2   Warrant Certificate for Series 2000-A Warrants*
            4.3   Certificate of Designation creating Series B
                    Convertible Preferred Stock*
            4.4   Warrant Certificate for Series 2000-B Warrants*

      10.         Material Contracts

            10.1   1992 Stock Option Plan(1)
            10.2   Stock Option Agreement with Jehu Hand(1)
            10.3   Stock Option Agreement with Eric Anderson(1)
            10.4   Stock Option Agreement with Jehu Hand(2)
            10.5   1999 Stock Incentive Plan(4)
            10.6   Stock Purchase Agreement with Richard Stout,
                    James A. Phillips and Alan Fine*
            10.7   Loan Agreement with Inside Out Development, LLC*
            10.8   Securities Purchase Agreement with James K.
                    Phillips*
            10.9   Securities Purchase Agreement with Alan Fine*
            10.10   Securities Purchase Agreement with Lee Monson*
            10.11 Purchase Agreement dated as of June 19, 2000, between Registrant and Aspen capital Resources, LLC*

   27.      Financial Data Schedule*
_______________
(1) Incorporated by reference to the same numbered exhibits as filed with the Company's registration statement on Form 10-SB, File No. 0-24380.
(2) Incorporated by reference by the Company's 1996 Annual Report on Form 10-KSB.
(3) Incorporated by reference to the Company's report on Form 8-K filed November 17, 1999.
(4) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed December 2, 1999.

___________________________
* Filed herewith.

   (b)    Reports on Form 8-K

      Report on Form 8-K, as filed on June 30, 2000.

                              SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REGISTRANT

                                   e-Automate Corporation



DATED: June 30, 2000            By: /s/ Lon D. Price
                                ---------------------------------
                                Lon D. Price
                                Its: President


DATE: June 30, 2000             By: /s/ Kim A. Green
                                -----------------------------------
                                Kim A. Green
                                Chief Financial Officer and Corporate
                                  Secretary

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                     E-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)

                                TABLE OF CONTENTS


                                                                      Page

Report of Independent Certified Public Accountants - Hansen,
     Barnett & Maxwell . . . . . . . . . . . . . . . . . . . . .      F-1

Independent Auditor's Report - Squire & Company. . . . . . . . .      F-2

Balance Sheets - March 31, 2000. . . . . . . . . . . . . . . . .      F-3

Statements of Operations for the Years Ended March 31, 2000
  (Consolidated) and 1999 (Unconsolidated) and for the
  Cumulative Period from November 22, 1995 (Date of
  Inception) through March 31, 2000 (Consolidated) . . . . . . .      F-5

Statement of Stockholders' Deficit for the Cumulative
  Period from November 22, 1995 (Date of Inception) through
  March 31, 1998 (Unconsolidated) and for the Years Ended
  March 31, 1999 (Unconsolidated) and 2000
  (Consolidated) . . . . . . . . . . . . . . . . . . . . . . . .      F-6

Statements of Cash Flows for the Years Ended March 31, 2000
  and 1999 (Unconsolidated) and for the Cumulative Period
  from November 22, 1995 (Date of Inception) through March
  31, 2000 (Consolidated). . . . . . . . . . . . . . . . . . . .      F-8

Notes to the Financial Statements. . . . . . . . . . . . . . . .      F-9

    HANSEN, BARNETT & MAXWELL
    A Professional Corporation
   CERTIFIED PUBLIC ACCOUNTANTS

                                                    (801) 532-2200
    Member of AICPA Division of Firms              Fax (801) 532-7944
             Member of SECPS                   345 East Broadway, Suite 200
Member of Summit International Associates, Inc.     Salt Lake City, Utah
                                                         84111-2693
                                                      www.hbmcpas.com


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders e-automate Corporation

We have audited the accompanying consolidated balance sheet of e-automate Corporation and Subsidiary (a development stage company) as of March 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2000 and for the cumulative period from November 22, 1995 (date of inception) through March
31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company from November 22, 1995 through March 31, 1999 were audited by other auditors whose reports, dated June 18, 1999 contained an explanatory paragraph stating that operating losses and negative operating cash flows raised substantial doubt about the Company's ability to contine as a going concern. Our opinion, in so far as it relates to the cumulative amounts for the period from November 22, 1995 (date of inception) through March 31, 1999, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-automate Corporation and Subsidiary as of March 31, 2000, and the results of their operations and their cash flows for the year ended March 31, 2000 and for the cumulative period from November 22, 1995 (date of inception) through March 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company engaged in developing business productivity improvement software for small businesses. As discussed in Note 1 to the financial statements, the Company's operating losses and negative operating cash flows for the years ended March 31, 2000 and 1999 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
June 9, 2000

Squire & Company, PC
Certified Public Accountants and Business Consultants

1329 SOUTH 800 EAST*OREM, UTAH 84097-7700*(801)225-6900*FAX (801)226-7739
-------------------------------------------------------------------------


                    INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
of e-automate Corporation


We have audited the accompanying balance sheet of e-automate Corporation
(a development stage company) as of March 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 1999 and for the period from inception (November 22, 1995) through March 31, 1999. These financial statements are the responsibility of the management of e-automate Corporation. Our responsibility is to express an opinion on these financial statements based o n our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-automate as of March 31, 1999, and the results of its operations and its cash flows for the year ended March 31, 1999 and for the period from inception (November 22, 1995) through March 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company engaged in developing business productivity improvement software for small businesses. As discussed in Note 1 to the financial statements, the Company's operating loss and negative operating cash flows for the year ended March 31, 1999 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SQUIRE & COMPANY, PC
June 18, 1999
Orem, Utah

                      E-AUTOMATE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                            March 31,
                                                ----------------------------
                                                    2000            1999
                                                ------------    ------------
                                               (Consolidated) (Unconsolidated)
Current Assets
     Cash. . . . . . . . . . . . . . . . . .    $        219   $            -
     Securities available-for-sale . . . . .           5,470                -
     Trade accounts receivable, no
       allowance for doubtful accounts . . .          38,436            62,986
         Prepaid expenses. . . . . . . . . .           -                 4,700
                                                  ----------   ---------------

          Total Current Assets . . . . . . .          44,125            67,686
                                                  ----------   ---------------

Property and Equipment
     Furniture and fixtures. . . . . . . . .          75,566            43,821
     Computer equipment. . . . . . . . . . .         173,946                 -
                                                  ----------   ---------------

          Total Property and Equipment . . .         249,512            43,821
     Less: Accumulated depreciation. . . . .         (44,752)          (20,970)
                                                  ----------   ---------------
          Net Property and Equipment . . . .         204,760            22,851
                                                  ----------   ---------------

Other Assets
     Purchased software for internal use, net of
       accumulated amortization of $2,755. .          15,548                 -
     Other assets. . . . . . . . . . . . . .           5,401             1,760
                                                  ----------   ---------------

          Total Other Assets . . . . . . . .          20,949             1,760
                                                  ----------   ---------------

Total Assets . . . . . . . . . . . . . . . .      $  269,834   $        92,297
                                                  ==========   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                  E-AUTOMATE CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)


                  LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                         March 31,
                                              -----------------------------
                                                     2000              1999
                                              ------------    --------------
                                             (Consolidated)  (Unconsolidated)
Current Liabilities
     Cash overdraft. . . . . . . . . . . .    $    114,075    $        2,696
     Accounts payable. . . . . . . . . . .         278,454            16,051
     Accrued liabilities . . . . . . . . .           1,258            16,835
     Deferred revenue. . . . . . . . . . .         173,475           159,289
     Notes payable - related party . . . .         237,281           129,635
     Revolving credit note payable . . . .         169,915           107,463
     Note payable - current portion  . . .         168,000           225,875
     Obligation under capital leases -
       current portion . . . . . . . . . .          24,614                 -
                                               -----------    --------------

     Total Current Liabilities . . . . . .       1,167,072           657,844
                                               -----------    --------------

Long-Term Liabilities
   Notes payable . . . . . . . . . . . . .               -           183,000
   Obligation under capital leases . . . .          46,045                 -
                                               -----------    --------------

Total Liabilities. . . . . . . . . . . . .       1,213,117            840,844
                                               -----------    ---------------
Redeemable Preferred Stock

Series 2000  - A convertible preferred stock
  - $0.001 par value; 5,500 shares designated;
  no shares issued or outstanding. . . . . .             -                 -
Series B convertible preferred stock - $0.001 par
  value; 1,000 shares designated; no shares
  issued or outstanding. . . . . . . . . .               -                 -

Stockholders' Deficit
  Preferred stock, - $0.001 par value; 1,000,000
    shares authorized; 993,500 shares not
    designated shares issued or outstanding              -                 -
  Common stock, -  $0.001 par value; 20,000,000
    shares authorized; shares issued and
    outstanding:
  5,296,181 at March 31, 2000, 2,797,181
    at March 31, 1999. . . . . . . . . . .           5,296             2,797
  Additional paid-in-capital . . . . . . .       3,784,079           467,578
  Unearned compensation. . . . . . . . . .        (179,572)                -
  Deficit accumulated during the development
    stage. . . . . . . . . . . . . . . . .      (4,553,086)       (1,218,922)
                                               -----------    --------------

          Total Stockholders' Deficit. . .        (943,283)         (748,547)
                                               -----------    --------------

Total Liabilities and Stockholders' Deficit    $   269,834    $       92,297
                                               ===========    ==============

               E-AUTOMATE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            For the Period
                                                            From Inception
                                                             (November 22,
                                                                     1995)
                                                                   Through
                                    For the Years Ended          March 31,
                                -----------------------------  ------------
                                      2000               1999          2000
                                -----------     -------------  -------------
                               (Consolidate)   (Unconsolidate) (Consolidated)
Revenues
    Software licenses. . . . . $    172,515    $      161,569    $     557,768
    Services . . . . . . . . .       86,957            83,232          239,043
                                -----------    --------------    -------------
    Total Revenues . . . . . .      259,472           244,801          796,811

Cost of Revenues . . . . . . .      436,700            90,975          642,737
                                 ----------    --------------    -------------

Gross Profit (Loss). . . . . .     (177,228)          153,826          154,074
                                 ----------    --------------    -------------

Operating Expenses
     Research and development.    1,039,642           156,615        1,718,790
     Selling and marketing . .      953,843           216,070        1,376,778
     General and administrative   1,079,232           262,003        1,362,115
                                -----------    --------------    -------------

       Total Operating Expenses   3,072,717           634,688        4,457,683
                                -----------    --------------    -------------

Loss From Operations . . . . .   (3,249,945)         (480,862)      (4,303,609)

Interest Expense . . . . . . .      (84,219)          (99,842)        (249,477)
                                -----------    --------------    -------------

Net Loss . . . . . . . . . . .  $(3,334,164)   $     (580,704)   $  (4,553,086)
                                ===========    ==============    =============

Basic and Diluted Loss Per Common
  Share. . . . . . . . . . . .  $     (0.74)   $        (0.23)   $       (1.64)
                                ===========    ==============    =============

Weighted Average Number of Shares
 Used in Per Share Calculation    4,491,383         2,570,511        2,778,624
                                ===========    ==============    =============




The accompanying notes are an integral part of these consolidated financial statements.

                      E-AUTOMATE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                       Deficit
                                                                                     Accumulated
                                       Common Shares       Additional                 During the       Total
                                   ----------------------    Paid-In     Unearned    Development    Stockholders'
                                     Shares        Amount    Capital   Compensation     Stage          Deficit
                                   ----------     -------   --------  -------------  ------------    ------------

Balance - November 22, 1995
    (Date of Inception). . . .     $        -     $     -   $      -  $           -  $          -    $          -

Shares issued to founders for
  services February 1996 - $0.13
  per share. . . . . . . . . .      1,534,080       1,534     202,466             -             -         204,000
Shares issued for assumption of debt
 February 1996 - $0.13 per share      270,720         271      35,729             -             -          36,000
Shares issued for services
 February 1996 - $0.13 per share      200,429         201      26,452             -             -          26,653
 November 1996 - $0.13 per share       39,619          40       5,228             -             -           5,268
 March 1997 - $0.13 per share           3,760           4         496             -             -             500
 April 1997 - $0.13 per share          75,200          75       9,925             -             -          10,000
 December 1997 - $0.13 per share       51,281          51       6,768             -             -           6,819
 March 1998 - $0.13 per share          45,120          45       5,955             -             -           6,000
Transfer of shares by founding
 shareholders As employee bonuses
 or other services
   75,200 shares -  May 1997 .              -           -      10,000             -             -          10,000
   150,400 shares - May 1997 .              -           -      20,000             -             -          20,000
   39,619 shares - August 1997              -           -       5,269             -             -           5,269
   16,399 shares - December 1997            -           -       2,181             -             -           2,181
Transfer of shares by founding
 shareholder in connection with debt
 financing
   56,400 shares - October 1997             -           -       7,500             -             -           7,500
   18,800 shares - November 1997            -           -       2,500             -             -           2,500
Shares issued in connection with debt
  financing
    January 1998 - $0.13 per share     75,200          75       9,925              -            -          10,000
    February 1998 - $0.13 per share    62,040          62       8,188              -            -           8,250
Net loss for the period from
  November 22, 1995 (date of
  inception) through
  March 31, 1988 . . . . . . . .           -           -           -               -     (638,218)       (638,218)
                                   ----------     -------   ---------      --------- ------------    ------------

Balance - March 31, 1998 . . . .    2,357,449       2,358     358,582             -      (638,218)       (277,278)

Shares issued in connection with
  debt financing
  April 1998 - $0.13 per share        119,380         119      15,756              -            -          15,875
Shares issued for services
 April 1998 through August 1998-
   $0.13 per share                     23,500          23       3,101              -            -           3,124
 November 1998 through February-
   1999
   $0.21 per share . . . . . . .       79,900          80      16,496              -            -          16,576
 Shares issued in lieu of interest
   payments
   May 1998 - $0.13 per share. .       45,120          45       5,955               -           -           6,000
   September 1998 - $0.21 per
     share . . . . . . . . . . .       45,120          45       9,315               -           -           9,360
Shares redeemed for cash,
  November 1998, $0.04 per share     (188,000)       (188)     (7,812)              -           -          (8,000)
Shares redeemed for promissory
 note, December 1998, $0.21
 per share . . . . . . . . . . .     (531,288)       (531)   (109,469)              -           -        (110,000)
Shares issued to director
  December 1998, $0.21 per share
  Cash . . . . . . . . . . . . .      479,320         479      99,521               -           -         100,000
  Services . . . . . . . . . . .      366,680         367      76,133               -           -          76,500
Net loss for the year ended
  March  31, 1999. . . . . . . .            -           -           -               -    (580,704)       (580,704)
                                 ------------     -------   ---------      ----------  ----------    ------------

Balance - March 31, 1999 . . . .    2,797,181     $ 2,797   $ 467,578      $        -  $(1,218,922)   $   (748,547)
                                 ============     =======   =========      =========== ===========    ============

The accompanying notes are an integral part of these consolidated financial statements


                   E-AUTOMATE CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                STATEMENTS STOCKHOLDERS' DEFICIT (CONTINUED)


                                                                                            Deficit
                                                                                          Accumulated
                                       Common Shares       Additional                      During the        Total
                                   ----------------------    Paid-In         Unearned     Development    Stockholders'
                                     Shares        Amount    Capital       Compensation      Stage           Deficit
                                   ----------     -------   --------       -------------  ------------    ------------


Balance - March 31, 1999 . . . .    2,797,181     $ 2,797   $  467,578     $           -  $ (1,218,922)   $   (748,547)

Shares issued to director for
  services, May 1999, $3.00
  per share. . . . . . . . . . .       82,720          83      248,077                 -             -         248,160
Shares issued on conversion
  of debentures, May 1999,
  $0.53 per share. . . . . . . .      626,040         626      332,374                 -             -         333,000
Shares issued for acquisition
 of Woodlake Village July 2,
 1999. . . . . . . . . . . . . .    1,000,000       1,000       (1,000)                -             -               -
Shares issued in connection with
  exercise of stock option -
  $0.005 per share, December
  14, 1999 . . . . . . . . . . .       11,750          12           50                 -             -             62
Shares issued for cash
  June - November 1999 -
    $3.00 per share. . . . . . .      273,240         273      819,448                 -             -         819,721
  January - March 2000 - $3.00
    per share. . . . . . . . . .      314,667         315      936,688                 -             -         937,003
Shares issued to director for
  services, January - March 2000,
  $3.00 per share. . . . . . . .        6,000           6       17,994                 -             -          18,000
Shares issued in exchange for
 securities available- for-sale,
 May - November 1999 - $3.00
 per share . . . . . . . . . .        139,583         139      418,611                 -             -         418,750
Shares issued on conversion of
 related party notes payable,
 May 1999, $3.00 per share . .         45,000          45      134,955                  -            -         135,000
Compensation related to grant
  of stock options . . . . . .              -           -      455,704           (455,704)           -               -
Forfeiture of stock options. .              -           -      (46,400)            46,400            -               -
Amortization of unearned
  compensation . . . . . . . .              -           -            -            229,732            -         229,732
  Net loss for the year ended
    March 31, 2000 . . . . . .              -           -            -                  -   (3,334,164)     (3,334,164)
                                   ----------     -------   ----------     --------------  -----------    ------------

Balance - March 31, 2000 . . .      5,296,181     $ 5,296   $3,784,079     $     (179,572) $(4,553,086)   $   (943,283)
                                   ==========     =======   ==========     ==============  ===========    ============

                       E-AUTOMATE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS

                                                                                     For the Period
                                                                                     From Inception
                                                   For the Years Ended           (November 22, 1995)
                                                     Ended March 31,                        Through
                                             --------------------------------             March 31,
                                                       2000              1999                  2000
                                             --------------      ------------     ------------------
                                             (Consolidated)      (Unconsolidated)  (Consolidated)

Cash Flows From Operating Activities
     Net loss. . . . . . . . . . . . . . .   $   (3,334,164)     $   (580,704)    $   (4,553,086)
     Adjustments to reconcile net income
       to net cash used in operating
       activities:
          Depreciation and amortization .            26,537            10,601             47,508
          Stock issued for interest expense               -            31,235             65,254
          Stock based compensation . . . .          266,160            96,200            644,282
          Compensation from stock options
            granted. . . . . . . . . . . .          229,732                 -            238,732
          Compensation as note payable . .           58,969                 -             58,969
          Debt discount amortized as interest         2,125            (2,125)                 -
          Change in assets and liabilities:
            Trade accounts receivable. . .           24,550           (62,986)           (38,436)
            Prepaid expenses . . . . . . .            4,700             3,064                  -
            Accounts payable . . . . . . .          262,403            16,049            278,452
            Accrued liabilities. . . . . .          (11,767)           (9,884)             5,069
            Deferred revenue . . . . . . .           14,186           159,289            173,475
            Other assets . . . . . . . . .           (3,641)           (1,760)            (5,401)
                                             --------------      ------------   ----------------

          Net Cash Used In Operating
            Activities . . . . . . . . . .       (2,460,210)         (341,021)        (3,085,182)

Cash Flows From Investing Activities
     Proceeds from sales of investments
       in securities available-for-sale             413,280                 -            413,280
     Purchase of property and equipment            (134,944)          (13,097)          (170,741)
                                             --------------      ------------   ----------------

          Net Cash Provided by Investing
            Activities . . . . . . . . .            278,336           (13,097)           242,539
                                             --------------      ------------   ----------------
Cash Flows From Financing Activities
     Increase in bank overdraft. . . . .            111,379             2,696            114,075
     Proceeds from issuance of common stock       1,756,786           100,000          1,892,786
     Proceeds from issuance of notes payable        225,000           108,000            651,000
     Proceeds from related parties notes
       payable . . . . . . . . . . . . .            359,997            78,604            474,601
     Principal payments on related parties
       notes payable . . . . . . . . . .           (315,130)          (10,158)          (382,124)
     Principal payments on obligation under
       capital leases. . . . . . . . . .            (18,391)                -            (18,391)
     Payments to redeem common stock from
       employees . . . . . . . . . . . .                  -            (8,000)            (8,000)
     Net change in revolving line of credit
       note payable. . . . . . . . . . .             62,452            78,299            118,915
                                             --------------      ------------   ----------------
          Net Cash Provided By Financing
            Activities . . . . . . . . .          2,182,093           349,441          2,842,862
                                             --------------      ------------   ----------------

Net Increase (Decrease) In Cash. . . . .                219            (4,677)               219

Cash at Beginning of Period. . . . . . .                  -             4,677                  -
                                             --------------      ------------   ----------------

Cash at End of Period. . . . . . . . . .     $          219      $          -   $            219
                                             ==============      ============   ================

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

       NATURE OF OPERATIONS - e-automate Corporation (e-automate, or the Company) is primarily engaged in developing and providing business productivity improvement software and services to small businesses. The Company uses the Internet and other innovative technologies to enable small businesses to more easily purchase and implement its software, to receive consulting services and to automate business activities. The founders began operation November 22, 1995 and incorporated their business in Utah on February 27,1996 as Aureus Corporation (Aureus).

       REORGANIZATION - On July 2, 1999, Aureus entered into a reorganization agreement with Woodlake Village Associates, Inc. (Woodlake), a publicly held Delaware corporation incorporated June 11, 1992. Under the terms of the reorganization agreement, Aureus became a wholly-owned subsidiary of Woodlake and the shareholders of Aureus exchanged each of their shares of common stock for 1.88 shares of Woodlake common stock. The agreement resulted in Woodlake issuing 3,505,941 share of its common stock to the Aureus shareholders. Woodlake had no assets or liabilities on the date of the reorganization. The transaction has been accounted for as a recapitalization of the Company with a related 1.88-for-1 stock split and the issuance of 1,000,000 shares of common stock to the Woodlake shareholders which were valued at nothing. Subsequent to the reorganization, Woodlake changed its name to Aureus Corporation, and then to e-automate Corporation.

       BASIS OF PRESENTATION AND CONSOLIDATION - The accompanying consolidated financial statements include the accounts and transactions of Aureus for all periods presented and the accounts and transactions of e-Automate Corporation (formerly Woodlake) from July 2, 1999. Intercompany accounts and transactions have been eliminated in consolidation.

       USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

       BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has sustained losses of $3,334,164 and $580,704 for the years ended March 31, 2000 and 1999, respectively. In addition, operating activities have used cash of $2,460,210 and $341,021 for the years ended March 31, 2000 and 1999, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. Management plans include obtaining additional equity financing and management believes that profitability and cash flows from operations will improve and will provide the necessary capital to fund operations due to the continued success of existing products and the introduction of new products. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       DEVELOPMENT STATE ENTERPRISE - The Company is considered to be in the development stage. Since inception, the Company has spent most of its efforts raising capital and developing and marketing its business productivity improvement software; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations.

       Financial Instruments - The amounts reported as cash, securities available-for-sale, trade accounts receivable, cash overdraft, accounts payable accrued liabilities and unearned revenue, accounts payable, unearned revenue, and accrued liabilities are considered to be reasonable approximations of their fair values due to their near-term maturities except that the amount reported as securities available-for-sale are based upon quoted market prices.

       PROPERTY AND EQUIPMENT - Property and equipment are reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 2000 and 1999 was $24,407 and $10,292, respectively. Major categories of property and equipment and estimated useful lives are as follows:

                                           Estimated
                                          Useful Life
                                          -----------
             Furniture and fixtures. . .    3-7 years
             Computer equipment. . . . .      5 years

       INTANGIBLE AND OTHER ASSETS - The Company has recorded purchased software for internal use as an other asset. These licenses are amortized over a five-year period by the straight-line method. Amortization expense for the years ended March 31, 2000 and 1999 was $2,130 and $310. The realizability of intangible and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated expected net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

       INVESTMENTS - Investment in marketable equity securities were categorized as available-for-sale at March 31, 2000. Available-for-sale securities are stated at fair value. There were no unrealized gains or losses at March 31, 2000. Marketable equity securities with fair values of $418,750 were transferred to the Company from June to December of 1999 in exchange for 139,583 shares of common stock under the terms of a private placement offering. The Company immediately sold most of the securities received for gross proceeds of $413,280, resulting in no gain or loss being recognized from the sale of securities during the year ended March 31, 2000. At March 31, 2000, available-for-sale securities consisted of market options with a cost and a fair value of $5,470. Subsequently, on May 26, 2000, the options were sold for cash proceeds of approximately $5,000.

       SOFTWARE REVENUE AND COST RECOGNITION - Revenue from licenses of the e-automate system is recognized when delivery is complete, when no significant obligations remain unfulfilled by the Company under the terms of the license contract and when collection of any remaining
                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       receivable is probable. Payments collected prior to recognition are accounted for as a liability, "deferred revenue." Generally, licenses of the e-automate system provide for return of the software by the customer until implementation and data conversion are completed which is typically 30 or 60 days from the date of the license. Accordingly, an allowance for returns is provided and included in the deferred revenue liability until the return privilege expires. Costs related to software licenses are not material due to charging software research and development costs to expense as incurred. Revenue from implementation and data conversion are unbundled from software license revenue and are included in revenue from services.

       Revenue from services, including software implementation, data conversion, training and consulting, are recognized as the services are performed during the implementation phase and are non-refundable. Service revenues from post-contract customer support contracts and software upgrade contracts are recognized ratably over the period of the related contracts which are generally 12 months.

       RESEARCH AND DEVELOPMENT - Research and development costs include expenditures incurred in development of software products or enhancements to existing products. Research and development costs are charged to expense as incurred.

       MAJOR CUSTOMERS - During the year ended March 21, 2000, revenue from a customer amounted to $39,764. During the year ended March 31, 1999, revenue from a second and a third customer were $88,460 and $26,531, respectively.

       BASIC AND DILUTED LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,274,419 and 227,474 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the years ended March 31, 2000 and 1999, respectively.

       STOCK-BASED COMPENSATION - The Company accounts for compensation from stock options granted to employees based on the intrinsic value of the options on the dates granted.

       NOTE 2 - CASH FLOW INFORMATION

       SUPPLEMENTAL CASH FLOW INFORMATION - During the year ended March 31, 2000 and 1999, the Company paid $97,609 and $54,262 for interest.

       NONCASH INVESTING AND FINANCIAL ACTIVITIES - During 1996 the Company received computer equipment valued at $8,024 from a founder, in exchange for related party notes payable. One of the founders of the Company paid the Company's revolving credit note payable in the amount of $36,000 for which the Company issued 270,720 common shares.

       On December 1, 1998 e-automate redeemed 531,288 shares of common stock for a $110,000 note payable- related party.

       During 1999, 139,583 common shares of the Company were issued upon receipt of marketable securities with a fair value of $418,750. The Company issued 626,040 common shares upon conversion of convertible debentures in the amount of $333,000. The Company entered into capital lease agreements for $89,000 of office and computer equipment. On May 30, 1999 the Company settled a short-term advance payable related to a party of $135,000 by issuing 45,000 shares of common stock.

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 3 - RELATED PARTY NOTES PAYABLE

       An officer and director advanced $334,997 to the Company during the year ended March 31, 2000 to meet current operating expenses and was repaid $252,234 resulting in a balance on March 31, 2000 of $165,178. In addition, another officer and director advanced $25,000 from a personal line of credit for which the Company has committed to pay the note according to its terms. The interest rate is 9.75% and has a credit limit of $100,000 and a balance at March 31, 2000 of $22,103.

       During December 1998 the Company redeemed common shares in exchange for a note payable to an officer in the amount of $110,000. During the year ended March 31, 2000 the Company made cash payments to the officer of $60,000 resulting in a balance at March 31, 2000 of $50,000.

       NOTE 4 - NOTES PAYABLE

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

       During the two years ended March 31, 1998, the Company issued convertible debentures for cash in the amount of $243,000. During April and May 1999, the Company issued an additional $90,000 of convertible debentures for cash. The debentures provide for conversion of principal into shares of the Company's common stock at $0.53 per share. The conversion rate was granted when the fair value of the shares was $0.13 per share. On May 29, 1999 holders of $333,000 in convertible debentures exercised their right under the debenture agreements and converted their debentures into 626,040 common shares at $0.53 per share.

                                              March 31,      March 31,
                                                  2000           1999
                                             ----------     ---------
       Notes payable, bear interest at 22%,
         due at various dates through
         March 31, 2001, secured by the
         assets of the Company . . . . . .   $   168,000   $   168,000

       Convertible debentures, bear
         interest at 10% and 18%,
         converted into shares of common
         stock discount. . . . . . . . . .             -       240,875
                                             -----------    ----------
       Total Notes Payable . . . . . . . .       168,000       408,875

       Less current portion  . . . . . . .      (168,000)     (225,875)
                                             -----------    ----------

          Long-Term Notes Payable. . . . .   $         -    $  183,000
                                             ===========    ==========

       NOTE 5   OBLIGATION UNDER CAPITAL AND OPERATING LEASES

       The Company entered into various capital lease agreements for computer and office equipment. These leases are for periods from 36 to 60 months with minimum monthly payments ranging from $312 to $1,050. Equipment under capital leases as of March 31, 2000 was as follows:

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             Equipment . . . . . . . . . . .    121,111
             Less accumulated depreciation .    (13,089)
                                               --------

                                               $108,022
                                               ========

       On July 1, 1999 the Company entered into one-year agreements to lease four sections of office space for monthly payments of $1,939, $1,939, $1,350, and $744. A yearly escalation allowance of 3% is provided in the lease agreements. The Company has other operating leases with estimated monthly payments of $220. Rental expense for the year ended March 31, 2000 was $46,585. The future minimum lease payments for capital and operating leases are as follows:

           For the Year Ending            Capital     Operating
                March 31,                  Leases       Leases
              ------------              -----------   ----------
                   2001                 $    34,208   $   16,801
                   2002                      33,585        1,630
                   2003                      11,378            -
                   2004                       7,909            -
                   2005                       2,221            -
                                         ----------   ----------

           Total minimum payments            89,301   $   18,431
                                        -----------   ==========
           Less amount representing
           interest                        (18,642)
                                        ----------
           Present value of net minimum
             lease payments                 70,659
           Less current portion            (24,614)
                                        ----------

           Long-term capital lease
            obligation                  $   46,045
                                        ==========

       NOTE 6 -- REDEEMABLE PREFERRED STOCK

       SERIES A CONVERTIBLE PREFERRED STOCK -
       In June 2000, the Board of Directors designated 5,500 shares of preferred stock as Series 2000-A preferred stock with a $0.001 par value per share and a stated value of $1,000 per share (Series A convertible preferred stock). Each outstanding share of Series A convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. Cumulative dividends accrue on the Series A convertible preferred stock at 8% per annum and are payable quarterly. The holder of Series A convertible preferred stock, at its option, may elect to receive payment of dividends in cash or in common stock. Dividends on the Series A convertible preferred stock rank senior to dividends payable on all other series or classes of stock.

       The Series A convertible preferred stock is convertible into common stock at 80% of the average of the three lowest quoted closing bid prices during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $5.75 per share and a minimum conversion price of $3.25 per share. On or after December 19, 2001, the Company can require conversion of the Series A convertible preferred stock, upon a 30-day notice to the holder. The conversion price will be reduced if common stock is subsequently issued at less than market value.

       At the option of the holder of the Series A convertible preferred stock, the Company is obligated to redeem the Series A convertible preferred stock by paying $1,250 per share, plus accrued and unpaid dividends and penalties if the Company fails to paid dividends timely, does not register the common stock underlying the Series A convertible preferred stock or if, after the first date upon which the Company's common stock is quoted in the NASDAQ Stock Market System or reported on the NASD's OTC Bulletin Board, the average of the closing bid price for 22 consecutive trading days is less than or equal to $3.25 per share. If the Company does not make the payment when due, or if the holder does not elect redemption, the cumulative dividends will accrue at 21% per annum. In addition, the conversion price will be reduced by $1.00 per share, without regard to the minimum conversion price.

       On liquidation, the Series A convertible preferred shareholders will be entitled to receive $1,000 per share plus any accrued but unpaid dividends ahead of any liquidation payments to the common shareholders.

       SERIES B CONVERTIBLE PREFERRED STOCK -
       In June 2000, the Board of Directors designated 1,000 shares of preferred stock as Series B preferred stock with a $0.001 par value per share and a stated value of $1,000 per share (Series B convertible preferred stock). Each outstanding share of Series B convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. Cumulative dividends accrue on the Series B convertible preferred stock at 8% per annum and are payable quarterly. The holder of Series B convertible preferred stock, at its option, may elect to receive payment of dividends in cash or in common stock. Dividends on the Series B convertible preferred stock are preferential to dividends on all other series or classes of stock but are junior in preference and subordinate to dividends on the Series A convertible preferred stock.

       The Series B convertible preferred stock is convertible into common stock at 80% of the average of the three lowest quoted closing bid prices during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $5.75 per share and a minimum conversion price of $3.25 per share. On or after December 19, 2001, the Company can require conversion of the Series B convertible preferred stock, upon a 30-day notice to the holder. The conversion price will be reduced if common stock is subsequently issued at less than market value.

       At the option of the holder of the Series B convertible preferred stock, the Company is obligated to redeem the Series B convertible preferred stock by paying $1,250 per share, plus accrued and unpaid dividends and penalties if the Company fails to paid dividends timely, does not register the common stock underlying the Series B convertible preferred stock or if, after the first date upon which the Company's common stock is quoted in the NASDAQ Stock Market System or reported on the NASD's OTC Bulletin Board, the average of the closing bid price for 22 consecutive trading days is less than or equal to $3.25 per share. If the Company does not make the payment when due, or if the holder does not elect redemption, the cumulative dividends will accrue at 21% per annum. In addition, the conversion price will be reduced by $1.00 per share, without regard to the minimum conversion price.

       On liquidation, the Series B convertible preferred shareholders will be entitled to receive $1,000 per share plus any accrued but unpaid dividends. The liquidation preference of the Series B convertible preferred stock ranks junior to the Series A convertible preferred stock but retains priority as to all other series or classes of stock.


       NOTE 7 - STOCKHOLDERS' EQUITY

       During February 1996, the Company issued 1,534,080 common shares for services valued at $204,000, or $0.13 per share, as determined to be fair value by the Company. Additionally, the Company issued 270,720 common shares, valued at $0.13 per share, to a founder of the Company in exchange for a $36,000 cash payment the founder made to pay the Company's revolving credit note payable to a bank.

       From February 1996 through August 1998 the Company issued shares of its common stock to employees and directors for services or as performance based bonuses. During this time the Company issued a total of 333,108 shares to employees for services valued at $44,296, or $0.13 per share, and 105,801 common shares to directors for services valued at $16,250, or $0.13 per share. In as much as the Company's common shares were and are not publicly traded, the Board of Directors determined the fair value of the Company's common shares to be $0.13 per share from inception through September 1998.

       During April and May, 1997 a principal shareholder of the Company contributed 356,818 common shares back to the Company and the Company reissued the shares to employees and to directors for services and in connection with debt financing. The shares were valued at $47,450 or $0.13 per share.

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

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       During May 1998, 45,120 common shares, were issued for interest on notes. The common shares and the related interest expense were valued at $6,000, or $0.13 per share.

       During September 1998 the Company completed the development of their product and therefore considered the fair value of the Company to have increased to $0.21 per share. From September 1998 through May 1999 the Company issued 79,990 common shares to employees for services valued at $16,576, or $0.21 per share.

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

       On May 29, 1999, holders of $333,000 in convertible debentures exercised their right under the debenture agreements to convert their debentures into 626,040 common shares at $0.53 per share.

       Between May and November 1999, the Company issued 273,240 investment units under the terms of a private placement offering (the 1999 Offering) for cash proceeds of $819,721, or $3.00 per unit. Each unit of the 1999 Offering consists of one common share, 1/2 "Class A" warrants and 1/2 "Class B" warrants. Each Class A warrant is convertible at $3.50 per share through August 31, 2000, and each Class B warrant is convertible at $4.50 per share through February 28, 2001.

       As part of the 1999 Offering, the Company also issued 139,583 units in exchange for securities available-for-sale valued at $418,750. The units were issued at $3.00 per unit.

       In contemplation of the reorganization and the 1999, Offering an advance in the amount of $135,000 was received from an investor during May 1999 in order to meet short-term expenses. The advance was converted into 45,000 units under the 1999 Offering at $3.00 per share on July 11, 1999.

       On May 20, 1999, 82,720 common shares were issued to directors for services valued at $248,160, or $3.00 per share. The value of these shares was based upon the value e-automate received upon the issuance of common shares for cash in private placements during the weeks surrounding this issuance.

       On July 2, 1999, for accounting purposes, the Company was deemed to have issued 1,000,000 common shares, valued at $0, to the shareholders of Woodlake in connection with the reverse acquisition of Woodlake. No assets were received nor were any liabilities assumed in connection with this acquisition.

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       During December 1999, the Company issued 11,750 shares upon exercise of stock option for cash proceeds in the amount of $62.

       During January 2000, the Company issued 80,000 shares of common stock, 40,000 Class A warrants and 40,000 Class B warrants to one party in a private placement for cash proceeds of $240,000 Each Class A warrant is convertible into common stock at $3.50 per share through August 31, 2000 and each Class B warrant is convertible into common stock at $4.50 per share through February 28, 2001.

       From January through March 2000, the Company issued 314,667 investment units under the terms of a new private placement (the
       "2000 Placement") for cash proceeds of $937,003 or $2.92 per unit net of $7,000 in commissions. Each unit under the 2000 Placement consists of one common share, and one Class C warrant. Each Class C warrant is convertible into one common share at $5.50 per share through August 31, 2001. Included as a part of the 2000 Placement, 8,333 units were issued to an officer and director of the Company for proceeds of $25,000, or $3.00 per unit. There were no unstated rights or privileges associated with the sale of investment units to the officer and director. The 2000 Placement provides for an additional 685,333 units to be issued through July 1, 2000, though the success of the Company in securing the additional financing cannot be assured.

       NOTE 8 - STOCK OPTIONS AND WARRANTS

       Between January 1998 and March 31, 1999 the Company issued 227,480 non-qualified employee stock options with a weighted average exercise price of $0.53  per share, which expire 10 years from the grant date.
        The options vest 25% after one year and then 6.25% per quarter of the employees' service.  Since the exercise price was in excess of the fair value of the underlying shares on the grant date, no compensation was recognized in connection with these options.

       During 1999, the Company adopted the 1999 Employee Incentive Stock Option Plan ( the "1999 Plan"). The 1999 Plan provides for issuance of up to 1,000,000 options vesting over four years with 25% vesting one year from the grant date and vesting thereafter at a rate of 6.25% per quarter year of service. The unexercised options expire ten years from the date of grant. During the year ended March 31, 2000, the Company granted options with a weighted-average exercise price of $1.59 per share, according to the terms of the 1999 Plan. Some of the option agreements designated exercise prices below the fair value of the underlying shares on the grant date and compensation in the amount of $455,704 will be recognized over the vesting period of the options. During the year ended March 31, 2000, the Company recognized $229,732 as compensation related to employee stock option grants.

       A summary of the status of the Company's employee stock options as of March 31, 2000 and 1999, and changes during the years then ended are presented below:

                                                     March 31, 2000               March 31, 1999
                                             ----------------------------  -----------------------------
                                                          Weighted Average              Weighted Average
                                                 Shares     Exercise Price      Shares    Exercise Price
                                             ------------   --------------      --------  --------------


      Outstanding at beginning of period . .       27,474   $   0.53            $      -         -
      Granted. . . . . . . . . . . . . . . .      306,266       1.59             227,474      0.53
      Exercised  . . . . . . . . . . . . . .      (11,750)      0.01                   -         -
      Cancelled  . . . . . . . . . . . . . .      (19,200)      0.58                   -      0.53
                                             ------------   --------------      --------  --------------
      Outstanding at end of period . . . . .      502,790       1.15             227,474      0.53
                                             ============   ==============      ========
      Options exercisable at
       the end of the period . . . . . . . .      69,570                               -         -
                                             ===========                        ========
      Weighted-average fair value of
       options granted during the period . . $      2.11                        $   0.02
                                             ===========                        ========


       The following table summarizes information about stock options outstanding at March 31, 2000:

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   Options Outstanding         Options Exercisable
                              ------------------------------- ---------------------
                                        Weighted-
                                          Average    Weighted               Weighted
              Range of        Number     Remaining   -Average    Number     -Average
              Exercise      Outstanding Contractural Exercise  Exercisable  Exercise
              Prices        At 03/31/99    Life        Price   at 03/31/00   Price
          ---------------     --------  ---------    --------- ----------   --------
          $   0.01 - 0.52       33,850      8.63     $  0.01      15,050   $ 0.01
          $   0.53 - 0.99      278,234      8,92        0.52      54,520     0.53
          $   1.00 - 2.99       81,400      9.27        1.00           -        -
          $   3.00 - 3.49       98,556      9.51        3.00           -        -
          $   3.50 - 4.99          750      9.54        3.50           -        -
          $   5.00              10,000      9.52        5.00           -        -



       The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                    For the Years Ended March 31,
                                  ---------------------------------
                                        2000              1999
                                  ---------------     -------------
             Net loss:
                As reported. . .   $   (3,334,164)     $   (580,704)
                Pro forma  . . .       (4,118,867)         (585,216)
             Basic and diluted loss
               per share:
                As reported  . .   $        (0.74)     $      (0.23)
                Pro forma. . . .            (0.91)            (0.23)

       The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 2000: weighted-average risk-free interest rate of 5.75%; estimated life of 10 years; dividend yield of 0.0% and, expected volatility of 0.0%

       NOTE 9 - INCOME TAXES

       Prior to its reorganization with Woodlake, the Company, with the consent of its shareholders, had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those
                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       provisions, the Company was not allowed a net operations loss carryforward or carryback as a deduction. Instead, the shareholders included their proportionate share of the Company's net operating loss in their individual income tax returns. Therefore, no benefit or asset for federal or state income taxes was included in these financial statements for the period from November 22, 1995 (Date of Inception) through March 31, 1999 or through June 30, 1999, the date the S election was terminated. There were no temporary differences on June 30, 1999 and therefore no deferred tax asset or liability was established upon termination of S Corporation election. The following presents the components of the net deferred tax asset at March 31, 2000:

             Difference in fair value and tax
               basis of contributed securities    $   (2,040)
                                                  ----------
                Total Deferred Tax Liability . .      (2,040)
                                                  ----------
             Deferred revenue. . . . . . . . . .      64,706
             Operating loss carry forwards . . .     738,680
                                                  ----------

                Total Deferred Tax Assets. . . .     803,386
                                                  ----------

             Valuation allowance for deferred
               tax assets. . . . . . . . . . . .    (801,346)
                                                  ----------
                Net Deferred Tax Asset . . . . .  $        -
                                                  ==========

       The valuation allowance for deferred tax assets increased by $957,539 and $0 during the years ended March 31, 2000 and June 30, 1999. A deferred tax liability tax liability and an equal reduction in the valuation allowance of $156,194 were recognized from June to December 1999 in connection with marketable securities that were received in exchange for 139,583 shares of common stock in a tax-free transfer.

       The Company has U.S. Federal net operating loss carry forwards of $1,980,375 at March 31, 2000, which expire, if unused, in year 2015. There was no provision for or benefit from income taxes during the years ended March 31, 2000 and 1999. The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended March 31, 2000 and 1999:

                                                   2000          1999
                                             --------------  ------------
Income tax benefit at statutory rate (34%)   $   (1,133,616) $   (197,439)
Loss incurred while an S Corporation . . . .        256,398       197,439
Non deductible expenses. . . . . . . . . . .         29,706             -
Change in valuation allowance. . . . . . . .        957,539             -
State benefit, net of federal tax. . . . . .       (110,027)            -
                                             --------------   -----------
Benefit from Income Taxes. . . . . . . . . . $            -   $         -
                                             ==============   ===========
       NOTE 10 - COMMITMENTS

       During December 1999 the shareholders elected a new director and the Company agreed to compensate the director for his services by issuing 24,000 common shares according to a 12-month vesting schedule.

                   e-AUTOMATE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       NOTE 11 - SUBSEQUENT EVENTS

       STOCK OPTIONS GRANTED - On April 13, 2000 e-automate granted 10-year options to purchase 250,000 common shares at $3.00 per share to the Company's new president. The options vest quarterly over three years.

       ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK -On June 19, 2000, the Company entered into an agreement to issue up to 5,000 shares of Series A convertible preferres stock together with up to 1,000,000 warrants as a unit for up to $5,000,000 in cash. Receipt of the financing is solely at the discretion off the investor and there is no obligation on the investor to provide the financing. In connection with the conversion terms of the Series A convertible preferred stock at 80% of market value, the assigned fair value of the common stock prior its being quoted by a market is $3.00 per share.

       The warrants are exercisable from May 31, 2001 at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the shares is less than $5.00 per share at anytime during the first six months for which the shares are quoted, the initial exercise price will be $4.00 per share.

       On June 19, 2000, the Company received cash proceeds of $450,000 net of $50,000 offering costs, in exchange for the issuance of 500, shares of Series A convertible preferred stock and 100,000 warrants. In connection with this offering, additional warrants to purchase 500,000 shares of common stock at $5.00 per share were issued for cash proceeds of $5,000.

       The net proceeds received were allocated between the Series A convertible preferred stock and the warrants issued based on the relative fair value of those instruments with $333,860 being allocated to the warrants and $121,140 being allocated to the beneficial conversion feature of the preferred stock resulting in a discount to the preferred stock of $455,000. The relative fair value of the warrants of $1,370,628 was determined based on the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 6.56%; expected dividend yield of 0%; estimated volatility of 125%; and expected life of four years.
       The beneficial conversion feature will be recognized as additional paid-in capital. The discount on the Series A convertible preferred stock will be recognized immediately as additional preferred dividends as the Series A convertible stock is also immediately convertible.

       ISSUANCE OF SERIES B PREPERRED STOCK - On June 19, 2000, $628,983 of notes payable were converted into 629 shares of Series B convertible preferred stock. The Series B convertible preferred stock is convertible into common at $5.00 per share.

       ISSUANCE OF COMMON STOCK - From April through June 2000, the Company issued 143,540 units under the terms the 2000 Placement for cash proceeds of $430,620 or $3.00 per unit. Each unit under the 2000 Placement consists of one common share, and one Class C warrant. Each Class C warrant is convertible into one common share at $5.50 per share through August 31, 2001.

       RELATED PARTY CONVERTIBLE BRIDGE LOAN - During May, 2000 an officer and director advanced $200,000 to the Company to meet current operating expenses. The short-term bridge loan is convertible into 66,667 common shares under the terms of the 2000 Placement. The loan bears interest at 8 percent.

       RELATED PARTY NOTE PAYABLE-During June 2000, an officer and director advanced $155,000 to the Company to meet current operating expenses. This short-term operating loan is payable upon demand and bears interest at 15 percent.