Form 10QSB
period 2000-06-30
E AUTOMATE CORP/DE
filed 2000-08-15
CIK 925666

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________

                    Commission file number 0-24380

                        e-automate Corporation
                 ____________________________________
  (Exact name of small business issuer as specified in its charter)

                               Delaware
                        ______________________
   (State or other jurisdiction of incorporation or organization)

                              33-0601502
                         ____________________
                    (IRS Employer Identification No.)


                           71 North 490 West
                      American Fork, Utah 84003
                             ____________
                (Address of principal executive offices)

                           (801) 492-1705
                           ________________
                      (Issuer's telephone number)

                     ______________________________
(Former name, address and fiscal year, if changed since last report)


Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2000:

                   Common Stock:         5,796,462
                   Series 2000-A Preferred:  1,000
                   Series 2000-B Preferred:    629

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [x]






                             E-AUTOMATE CORPORATION
                                  FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS



                                                                  Page
                                                                  -----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheets June 30, 2000 (Unaudited) and
  March 31, 2000                                                       3

 Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months Ended June 30, 2000 and 1999 and for the Cumulative Period From November 22, 1995 (Date of Inception) through
  June 30, 2000                                                        5

 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Three Months Ended June 30, 2000 and 1999 and for the Cumulative Period from November 22, 1995(Date of Inception) through
  June 30, 2000                                                        6

 Notes to the Condensed Consolidated Financial Statements (Unaudited)  7

Item 2. Management's Discussion and Analysis and Plan of Operations   11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                             14

Item 2. Changes in Securities and Use of Proceeds                     14

Item 5. Other Information                                             18

Item 6. Exhibits and Reports of Form 8-K                              18

Signatures                                                            19


                                      2









                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                   E-AUTOMATE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      June 30,    March 31,
                                                         2000         2000
                                                   ------------  -----------
                                                   (Unaudited)

Current Assets
 Cash                                               $  283,211    $      219
 Securities available-for-sale                               -         5,470
 Trade accounts receivable,
   no allowance for doubtful accounts                   32,451        23,099
 Receivable from employees                              10,900             -
 Receivable from shareholders                          637,600             -
                                                    ----------    ----------
   Total Current Assets                                964,162        28,788
                                                    ----------    ----------
 Property and Equipment
  Furniture and fixtures                               143,945        75,566
  Computer equipment                                   287,766       173,946
                                                    ----------    ----------
   Total Property and Equipment                        431,711       249,512
  Less: Accumulated depreciation                       (57,452)      (44,752)
                                                    ----------    ----------
   Net Property and Equipment                          374,259       204,760
                                                    ----------    ----------
Other Assets
 Purchased software for internal use, net of
  accumulated amortization of $3,655 (unaudited)
  at June 30, 2000 and $2,755 at March 31, 2000         16,100        15,548
 Security deposits                                       5,401         5,401
 Deferred redeemable preferred stock offering
  costs                                                737,394             -
                                                    ----------    ----------
   Total Other Assets                                  758,895        20,949
                                                    ----------    ----------
Total Assets                                        $2,097,316    $  254,497
                                                    ==========    ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.
						3


                    E-AUTOMATE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      June 30,     March 31,
                                                        2000         2000
                                                    ----------    ----------
                                                    (Unaudited)
Current Liabilities
 Cash overdraft                                     $        -   $   114,075
 Accounts payable                                      159,020       278,454
 Accrued liabilities                                   169,509         1,258
 Deferred revenue                                      145,548       158,138
 Notes payable - related party                         295,001       237,281
 Revolving credit note payable                               -       169,915
 Note payable - current portion                              -       168,000
 Obligation under capital leases -
   current portion                                      24,614        24,614
                                                    ----------    ----------
  Total Current Liabilities                            793,692     1,151,735
                                                    ----------    ----------
Long-Term Liabilities
 Obligation under capital leases                        40,239        46,045
                                                    ----------    ----------
Redeemable Preferred Stock
 Series 2000-A convertible preferred stock
  - $0.001 par value; 5,500 shares
  authorized; 500 shares outstanding at
  June 30, 2000 (unaudited);liquidation
  preference $500,000 (unaudited)                      250,112             -
                                                    ----------    ----------
Stockholders' Equity (Deficit)
 Series B Convertible preferred stock
  - $0.001 par value; 1,000,000 shares
  authorized ; 629 shares outstanding
  at June 30, 2000 (unaudited)
  liquidation preference $629,000
  (unaudited)                                          628,983             -
 Undesignated preferred stock -
  $0.001 par value; 993,500 shares
  authorized; no shares outstanding                          -             -
 Common stock - $0.001 par value;
  20,000,000 shares authorized;
  shares outstanding: 5,746,462 at
  June 30, 2000 (unaudited), 5,296,205
  at March 31, 2000 and 2,797,181
  at March 31, 1999                                      5,746         5,296
 Additional paid-in-capital                          6,076,076     3,784,079
 Unearned compensation                                (141,377)     (179,572)
 Deficit accumulated during the
   development stage                                (5,556,155)   (1,256,495)
                                                    ----------    ----------
    Total Stockholders' Equity (Deficit)             1,013,273      (943,283)
                                                    ----------    ----------
Total Liabilities and Stockholders'
   Equity (Deficit)                                 $2,097,316    $  254,497
                                                    ==========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.
                                      4


                     E-AUTOMATE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For the Period
                                                              From Inception
                                For the Three Months     (November 22, 1995)
                                    Ended June 30,                   Through
                            --------------------------              June 30,
                                 2000            1999                   2000
                            ----------      ----------    ------------------
Revenues
   Software licenses        $  114,905      $   42,050            $  672,673
   Services                     48,911           9,945               287,954
                            ----------      ----------            ----------
    Total Revenues             163,816          51,995               960,627

Cost of Revenues               180,927          83,149               823,664
                            ----------      ----------            ----------
Gross Profit (Loss)            (17,111)        (31,154)              136,963
                            ----------      ----------            ----------
Operating Expenses
  Research and development     343,771         113,429             2,062,561
  Selling and marketing        262,432          83,217             1,639,210
  General and
    administrative             345,486         457,477             1,707,601
                            ----------      ----------            ----------
      Total Operating
      Expenses                 951,689         654,123             5,409,372

Loss From Operations          (968,800)       (685,277)           (5,272,409)

Interest Expense               (31,509)        (31,283)             (280,986)
                            ----------      ----------            ----------
Net Loss                    (1,000,309)       (716,560)           (5,553,395)

Preferred Dividends             (2,760)              -                (2,760)
                            ----------      ----------            ----------
Loss Applicable to
Common Shares              $(1,003,069)     $ (716,560)          $(5,556,155)
                           ===========      ==========           ===========
Basic and Diluted
 Loss Per Common Share     $     (0.20)     $    (0.23)          $     (1.90)
                           ===========      ==========           ===========
Weighted Average Number
 of Shares Used in
 Per Share Calculation       5,136,451       3,069,926             2,928,647
                           ===========      ==========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
						5



                   E-AUTOMATE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                               For the Period
                                                               From Inception
                                       For the Three Months     (November 22,
                                          Ended June 30,        1995) Through
                                     ------------------------        June 30,
                                           2000          1999            2000
                                     -----------   ----------    ------------

Cash Flows From Operating Activities
 Net loss                            $(1,000,309)  $ (716,560)   $(5,553,395)
 Adjustments to reconcile net income
  to net cash used in operating
  activities:
   Depreciation and amortization          13,600        8,001         61,107
   Stock issued for legal expense         20,001            -         20,001
   Stock issued for interest expense       4,835            -         20,195
   Stock issued for rent expense          13,500            -         13,500
   Stock based compensation               18,000      248,160        677,050
   Compensation from stock
     options granted                      38,195            -        267,927
   Compensation as note payable                -       58,969         58,969
   Debt discount amortized
     as interest                               -        2,125         44,125
   Change in assets and liabilities:
    Trade accounts receivable             (9,352)     (75,278)       (40,636)
    Accounts payable                    (119,434)      64,260        159,020
    Accrued liabilities                  165,491       13,920        170,559
    Deferred revenue                     (12,590)     139,701        153,733
    Other assets                         (10,900)      (1,432)       (16,301)
                                      ----------   ----------    -----------
Net Cash Used In Operating Activities   (878,963)    (258,134)    (3,964,146)
                                      ----------   ----------    -----------

Cash Flows From Investing Activities
 Proceeds from sales of investments
   in securities available-for-sale       74,415            -        487,695
 Purchase of property and equipment     (183,651)           -       (354,392)
                                      ----------   ----------    -----------
Net Cash Provided by (Used In)
   Investing Activities                 (109,236)           -        133,303
                                      ----------   ----------    -----------

Cash Flows From Financing Activities
 Decrease in bank overdraft             (114,075)      (3,082)             -
 Proceeds from issuance of
   common stock                          610,619       31,670      2,467,405
 Proceeds from issuance of
   preferred stock                       450,000            -        450,000
 Proceeds from issuance of
   notes payable                               -      225,000        672,000
 Proceeds from related
   parties notes payable                 445,000       40,000        883,997
 Principal payments on notes
   payable - related party              (114,547)     (17,937)      (497,066)
 Principal payments on obligation
   under capital leases                   (5,806)      (2,686)       (24,197)
 Payments to redeem common stock
   from employees                              -            -         (8,000)
 Net change in revolving line of
   credit note payable                         -       74,398        169,915
                                      ----------   ----------    -----------
Net Cash Provided By Financing
  Activities                           1,271,191      347,363      4,114,054
                                      ----------   ----------    -----------
Net Increase In Cash                     282,992       89,229        283,211
Cash at Beginning of Period                  219          386              -
                                      ----------   ----------    -----------
Cash at End of Period                 $  283,211   $   89,615    $   283,211
                                      ==========   ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    E-AUTOMATE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements at June 30, 2000 and for the three months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB, as amended, dated March 31, 2000.
The results of operations for the three-month period ended
June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts and transactions of e-automate Corporation and its subsidiaries, Aureus Corporation and ActiveViews, Inc., (collectively "e-automate" or the "Company") for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - During the three months ended June 30, 2000 and 1999 the Company paid $11,244 and $27,049 for interest, respectively.

During the three months ended June 30, 2000, the Company issued 23,815 common shares upon receipt of marketable securities with a fair value of $68,945. The Company issued 629 shares of Preferred Series B stock upon conversion of $168,000 in notes payable, $442,648 in related party notes payable, and $18,335 in expenses. The Company issued 210,866 common shares for subscriptions receivable in the amount of $632,600.

NOTE 3 - RELATED PARTY NOTES PAYABLE

An officer and director advanced the Company $245,000 during the three months ended June 30, 2000 to meet current operating expenses and was repaid $99,999. On June 19, 2000 the Company converted $90,000 of these notes payable into Preferred Series B stock. The remaining balance on the notes payable to this officer and director at June 30, 2000 was $55,001.

On May 8, 2000, an officer and director advanced $200,000 to the Company to meet current operating expenses. The loan bore interest at 8 percent. On July 5, 2000 the entire principal balance and all accrued interest was paid to the officer.

NOTE 4 - NOTES PAYABLE

During the three months ended June 30, 2000, the Company converted notes payable of $168,000 into preferred Series B shares, for an ending balance of zero in notes payable.

NOTE 5 - REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock - On June 19, 2000, the Board of Directors designated 5,500 shares of preferred stock as Series 2000-A preferred stock with a $0.001 par value per share and a stated value of $1,000 per share (Series A convertible preferred stock) together with up to 1,000,000 warrants. Each outstanding share of Series A convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. Cumulative dividends accrue on the Series A convertible preferred stock at 8% per annum and are payable quarterly. The holder of Series A convertible preferred stock, at its option, may elect to receive payment of dividends in cash or in common stock. Dividends on the Series A convertible preferred stock rank senior to dividends payable on all other series or classes of stock.

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

On June 19, 2000, the Company entered into an agreement with an investor to issue up to 5,000 shares of Series A convertible preferred stock together with up to 1,000,000 warrants as a unit for up to $5,000,000. The agreement calls for the issuance over ten shares of 500 Series A convertible preferred stock shares and 100,000 warrants each for $500,000 in cash. Receipt of the financing is solely at the discretion of the investor and there is no obligation on the investor to provide the financing.

The warrants are exercisable from May 31, 2001 at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the shares is less than $5.00 per share at anytime during the first six months for which the shares are quoted, the initial exercise price will be $4.00 per share.

On June 19, 2000 the Company received cash proceeds of $450,000 net of $50,000 offering costs, in exchange for the issuance of 500 shares of Series A convertible preferred stock and 100,000 warrants.

In connection with this offering, warrants to purchase 500,000 shares of common stock at $5.00 per share were issued as a financing fee and for cash proceeds of $5,000 on June 19, 2000. The fair value of the warrants of $819,327 was determined based on the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.56%; expected dividend yield of 0%; estimated volatility of 125%; and expected life of two years. The fair value of the warrants was recorded as deferred offering costs and are being charged against the proceeds of Series A convertible preferred stock financing when each tranche of funding is received. If the investor notifies the Company of its discontinuation of the Series A convertible stock financing, the remaining deferred offering costs will be charged to operations.

The net proceeds received after offering costs of $50,000 and after amortization of deferred offering costs of $81,932, were allocated between the Series A convertible preferred stock and the warrants based on the relative fair value of those instruments with $117,956 allocated to the warrants and $250,112 allocated to the Series A convertible preferred stock.

Subsequent to June 30, 2000 on July 19, 2000 the Company issued 500 shares of Series A convertible preferred stock upon receiving cash proceeds in the amount $450,000, net of $50,000 offering costs.

Contingent Defaults of the Series A Preferred Stock - Under terms of the default provisions of the Series A convertible preferred stock, if at any time after issuance the Company has an event of non-compliance, such as if (i) the Company fails to make the dividend payment when due,
(ii) the trading price for the Company's stock, once trading on NASDAQ or the NASD's OTC Bulletin Board, falls below $3.25, (iii) the Company fails to obtain the effectiveness of a registration statement by October 17, 2000, or (iv) other event of non-compliance as defined in the Certificate of Designation for the Series A convertible preferred stock, then the Company is required to redeem the Series A convertible preferred stock at 125% its face value (together with any accrued but unpaid dividends) and the related dividend rate changes to 21%. If not then redeemed with in 10 days the Series A convertible preferred stock becomes convertible into common stock at a rate of 80% of the fair value of the underlying common shares, less $1.00 per share, and the conversion rate is no longer subject to a $3.25 floor conversion price.

The increase in the face value of the Series A preferred stock to 125% would be accounted for as a contingent preferred dividend in the amount of $374,888 for each 500 Series A preferred shares outstanding.
The ability the holder has to convert the Series A convertible preferred stock at a discount from the fair value of the underlying common stock represents a contingent beneficial conversion feature and the Company would recognize a preferred dividend in the amount of $250,112, as limited to the allocation of proceeds assigned to the preferred stock at the commitment date. Both preferred dividends would be recognized immediately since the Series A convertible preferred stock is convertible at any time after its issuance.

NOTE 6 - STOCKHOLDERS' EQUITY

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

Each share of Series B convertible preferred stock is convertible into 200 common shares, or at $5.00 per share, upon its issuance. On or after December 19, 2001, the Company can require conversion of the Series B convertible preferred stock, upon a 30-day notice to the holder.

On liquidation, the Series B convertible preferred shareholders will be entitled to receive $1,000 per share plus any accrued but unpaid dividends. The liquidation preference of the Series B convertible preferred stock ranks junior to the Series A convertible preferred stock but retains priority as to all other series or classes of stock.

On June 19, 2000, the Company issued 629 shares of Preferred Series B stock upon the conversion of $168,000 in notes payable, $442,648 in related party notes payable, and $18,335 in expense reimbursements.

Common Stock - From April to June 2000, the Company issued 203,539 investment units, under the terms of an ongoing private placement, (the "2000 Placement") for cash proceeds of $610,619 or $3.00 per unit. Included as a part of the 2000 Placement, 1,363 units were issued in exchange for securities available-for-sale with a value of $4,091, or $3.00 per unit. In fulfilment of subscription agreements under a prior private placement offering, 21,822 units were issued in exchange for securities available-for-sale with a value of $64,854, or $3.00 per unit.

During June 2000, the Company issued 210,866 units, under the terms of the 2000 Placement, for subscriptions receivable in the amount of $632,600, or $3.00 per unit. All funds related to the subscription receivables were received during July 2000. The 2000 Placement was closed June 30, 2000.

During June 2000, 6,667 common shares were issued for legal services with a value of $20,001 and 6,000 common shares were issued to a director for services provided. The value of these shares was based upon the value the company received upon the issuance of common shares for cash in private placements during the weeks surrounding this issuance.

>From April through June 2000, the Company issued 6,000 shares to one of the Company's directors as part of an agreement to compensate the director for his services by issuing 24,000 shares according to a 12-month vesting schedule, or 2,000 shares per month.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock Options - During the three months ended June 30, 2000 the Company granted 376,700 incentive stock options, all with an exercise price of $3.00 per share under terms of the 1999 Employee Incentive Stock Option Plan. At June 30, 2000, there was a total of 842,690 incentive stock options outstanding.

Stock Purchase Warrants - During the three months ended
June 30, 2000, the Company issued 10,911 Class A warrants and 10,911 Class B warrants in connection with 21,822 shares of common stock issued under the terms of the 1999 private placement offering. Each Class A warrant is convertible at $3.50 per share through August 31, 2000, and each Class B warrant is convertible at $4.50 per share through February 28, 2001. Also during the three months ended June 30, 2000, the Company issued 422,435 Class C warrants along with 422,435 shares of common stock under the terms of the 2000 Placement. Each Class C warrant is convertible into one common share at $5.50 per share through August 31, 2001.

NOTE 8 - COMMITMENTS

During December 1999 the shareholders elected a new director and the Company agreed to compensate the director for his services by issuing 24,000 common shares according to a 12-month vesting schedule or 2,000 shares per month.

NOTE 9 - SUBSEQUENT EVENTS

Issuance of Series A Convertible Preferred Stock - On July 19, 2000, the Company received cash proceeds of $450,000 net of $50,000 offering costs, in exchange for the issuance of 500 shares of Series A convertible preferred stock and 100,000 warrants. The net proceeds received after the additional amortization of deferred redeemable preferred stock offering costs in the amount of $81,922, were allocated between the Series A convertible preferred stock and the detached warrants issued based on the relative fair value of those instruments with $117,956 being allocated to the warrants and $250,112 to the Series A preferred stock.

Acquisition of Software License - On July 14, 2000, the Company acquired a license to bundle a data-mining tool with its core software product, and acquired the source code to the same data-mining tool.
To acquire these assets, the Company issued 50,000 shares of common stock, valued at $150,000, or $3.00 per share, to the owners of ActiveViews Acquisition Corporation which held as its sole asset the user license, and agreed to start up a new joint venture subsidiary called ActiveViews, Inc., (AVI). For a 75% voting interest (an initial 100% of the outstanding common shares) in AVI, the Company has committed to fund $1,200,000 of the operations of AVI by issuing a $1,200,000 demand note payable to AVI. The developers of the data-mining tool contributed the related source code for 2.5 million convertible preferred shares of AVI, representing a 25% voting interest in the joint venture subsidiary. The source code and the minority interest are valued at its historical cost of zero.

The Company will account for the acquisition as the purchase of software for sale or lease in the amount of $150,000 and will amortize the software over a three-year period on a straight-line basis.

Item 2. Managements Discussion and Analysis And Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

General

Results of Operations

Comparison of Quarters Ended June 30, 2000, and 1999.

Gross Revenue

For the quarter ended June 30, 2000, our total gross revenue was $163,816 compared to $51,995 for the quarter ended June 30, 1999, an increase of 111,821. The major portion of the increase can be attributed to increased sales efforts in the Company's market niche. Through the first three months of this fiscal year, we hired additional sales staff.

Gross Loss

Our cost of license revenues include the cost of manuals and product documentation, production media used to deliver our products, and packaging costs. Our cost of support and services revenues includes salaries and related expenses for the customer support, implementation and training services and an allocation of overhead expenses.

We experienced a gross loss for the quarter ended June 30, 2000, of $17,111 compared to gross loss of $31,154 for the quarter ended June 30, 1999. The increase, or reduction in the gross loss, can be attributed to an increase in automation processes for the implementation of e-automate software. The automation has reduced the cost of implementation and therefore decreased the gross loss of the Company.

Costs and Expenses

Operating Expenses

Our operating expenses are classified as sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, including salaries, employee benefits, incentive compensation, bonuses, travel costs, professional fees, telephone, communication, rent, and allocated facilities costs. The sales and marketing category of operating expenses includes additional expenditures specific to the sales group, such as commissions, and expenditures specific to the marketing group, including public relations and advertising, trade shows and marketing collateral materials. In the development of enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and we have expensed all costs related to internal research and development as we have incurred them.


We anticipate that our operating expenses will increase substantially as we intend to continue to incur higher research and development costs and invest heavily in the expansion of our sales, marketing, and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 20 as of June 30, 1999, to 57 full-time employees and four part-time employees as of June 30, 2000. We will seek to hire additional employees in the future. To achieve profitability, we will have to increase our total revenues significantly.

The following paragraphs give a comparison of the period ending
June 30, 2000, to the previous period ending June 30, 1999.
However, in view of our limited operating history, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets.

Total operating expenses increased, from the quarter ended
June 30, 1999, to the quarter ending June 30, 2000, a total of $297,566. Operating expenses totaled $654,123 for the quarter ended June 30, 1999, compared to a total of $951,689 for the quarter ended June 30, 2000.
The following paragraphs detail the specific changes that created the increase in operating expenses.

General and administrative expenses for the quarter ending June 30, 2000, were $345,486 compared to $457,477 for the same quarter of the previous year, a decrease of $111,991. The reason for the decrease in general and administrative expenses is due to certain sales/marketing and development expenses allocated to their appropriate departments and employees.

Research and development expenses increased a total of $230,342 from a June 30, 1999, total of $113,429 to the current quarter total of $343,771. The increase in our research and development expenditure is largely due to two specific development projects. We have developed an upgrade to its existing software package to be introduced in August of this year. In addition, we have been developing a product for Toshiba Corporation since March of this year. We have completed phase one of the development process, and have one more phase to complete. Phase two of this project will begin in the second fiscal quarter of this year.

Selling and marketing expenses for the quarter ending June 30, 1999, were $83,217 and increased for the period ending June 30, 2000, to $262,432. The increase of $179,215 represents our increased effort in marketing our software package through attendance at various tradeshows and direct selling.

Net Loss

Our net loss for the quarter ending June 30, 2000, was $1,000,309, an increase of $283,749, when compared to the loss for the quarter ended June 30, 1999, of $716,560.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities, and historically we have relied on loans, equity instruments, and private placements from both insiders and outside investors.
We continue to finance our operations through the net proceeds from private placements of equity instruments.

At June 30, 2000, we had current assets of $964,162 and current liabilities of $793,692 resulting in net working capital of $170,470 and a current ratio of 1.21. This is an increase of $1,293,417 from our working capital of ($1,122,947) as of March 31, 2000. During the three-month period, from March 31, 2000, to June 30, 2000, the Company converted approximately $628,983 of debt into Series 2000-B Preferred Stock, and used net proceeds from a private placement to fund current operations and pay down certain liabilities. Our total liabilities as of June 30, 2000, were $833,931, a decrease of $363,849 when compared to total liabilities of $1,197,780 as of March 31, 2000.

Inflation

We do not expect the impact of inflation on operations to be significant.

Year 2000

We had developed plans to address the possible exposures related to the impact on our computer systems for the Year 2000. Since entering the Year 2000, we have not experienced any major disruptions to our business, nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. Furthermore, we did not experience any material impact on business at calendar year end.
We will continue to monitor our critical systems over the next several months but do not anticipate any significant impacts due to Year 2000 exposures from our internal systems as well as from the activities of our suppliers and customers.


Forward-Looking Statements.

When used in this SB-2 and in other filings by e-automate with the Securities and Exchange Commission ("SEC"), in our press releases or in other public or stockholder communications or oral statements made with the approval of any of our authorized executive officers, the words or phrases "would be," "will allow," "intends to," "believes," "plans," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our beliefs and the assumptions we made using information currently available to us. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, our actual results for future periods could differ materially from those anticipated or projected.

We do not intend to update the forward looking statements contained in this report, except as may occur as part of our ongoing periodic reports filed with the Securities and Exchange Commission.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

(c) Recent Sales of Unregisterd Securities

We issued 422,435 shares of common stock in a private placement from April 7, 2000 to June 30, 2000. Each share of common stock included a Class C Warrant to purchase one share of Common Stock at a price of $5.50 per share.

These securities were sold to individuals, an employee, friends and family of that employee, and a consultant. The offering price of the security was $3.00 per share for a total placement of $1,267,305.
The securities offered under this private placement were not registered with the United States Securities and Exchange Commission or the Securities Commission of any state because they were believed to be exempt from registration under section 4(2) of the Securities Act of 1933 and regulation D promulgated thereunder, and corresponding provisions of state blue sky laws or other exemptions from such laws. On June 19, 2000, we issued 500 shares of Series 2000-A Preferred Stock and 100,000 Series 2000-A Warrants to a private investor for $500,000 cash, less a placement discount to the purchaser of $50,000.

Series 2000-A Preferred Stock. The Board of Directors has designated a total of 5,500 shares of Series 2000-A Preferred Stock.
The $1,000 stated value of each share of Series 2000-A Preferred Stock, together with accrued and unpaid dividends, is convertible into shares of Common Stock at a rate equal to 80% of the fair market value, which is, as provided in the Securities Purchase Agreement for such shares, $3.00 per share until said Common Stock is quoted on the Nasdaq Stock Market System or reported on the NASD's OTC bulletin board during the 15 trading days preceding the date of conversion, subject to maximum and minimum conversion prices of $5.75 and $3.25 per share, respectively. Shares of our Common Stock are not now quoted or listed, nor are they otherwise traded. However, the Securities Purchase Agreement pursuant to which the holder of the Series 2000-A Preferred Stock and Series 2000-A Warrants acquired said shares and warrants obligates us to register the shares of Common Stock into which the Series 2000-A Preferred Stock are convertible or which underlie the Warrants and that the Common Stock trade publicly beginning no later than October 17, 2000. A penalty will be assessed for each month that these conditions are not met equal to 7.0% of the total Common Shares into which the Series 2000-A Preferred Stock is convertible. If, as and when the Common Stock is quoted on the Nasdaq Stock Market System or reported on the NASD's OTC Bulletin Board, fair market value will then be equal to the average of the three lowest closing bid prices for the Common Stock during the 15 trading days preceding the date of conversion, subject to minimum and maximum conversion prices of $5.75 and $3.25 per share, respectively.

At any time after December 19, 2001, we may, at our sole option, redeem all of the then outstanding shares of Series 2000-A Preferred Stock at a price equal to 125% of stated value per share, plus accrued and unpaid dividends, if any. The holders of shares of Series 2000-A Preferred Stock are entitled to cumulative preferred dividends at the rate of 8.0% of the stated value per annum per share, payable in cash or Common Stock, at the election of the holder, on or before the end of each calendar quarter, commencing June 30, 2000. In an event of noncompliance as defined in the Certificate of Designation, the cumulative preferred dividend rate becomes 21% per annum.

The Series 2000-A Preferred Stock has priority rights to dividends over the Common Stock, but will not participate in any dividends payable to the holders of shares of Common Stock. No dividends will be paid to holders of shares of Common Stock unless and until all dividends on shares of Preferred Stock have been paid in full for the same period.
In the event of any liquidation, dissolution or winding-up of the company, the holders of shares of Series 2000-A Preferred Stock are entitled to receive, prior and in preference to, any distribution of any of our assets or surplus funds to the holders of shares of Common Stock, Series B Preferred Stock or any other stock of e-automate ranking on liquidation junior or subordinate to the Series 2000-A Preferred Stock, an amount equal to the $1,000 stated value per share, plus accrued and unpaid dividends, if any. The holder of shares of Series 2000-A Preferred Stock have voting rights equal to the number of shares of our Common Stock into which said holder's shares of Series 2000-A Preferred Stock are convertible, except in those instances required by Delaware law.

Series 2000-A Warrants. Each Series 2000-A Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00 per share, or $4.00 per share if, during the first six months for which the Common Shares are quoted at less than $5.00 per share on the Nasdaq Stock Market System or reported on the NASD Bulletin Board.
The Warrants are exercisable from 90 days following the effective date of registration of the underlying shares of Common Stock through June 21, 2004, provided that at the time of exercise a current prospectus relating to the Common Stock is then in effect and the Common Stock is qualified for sale or exempt from qualification under applicable state securities laws. The Series 2000-A Warrants are not subject to early redemption by the Company. The Series 2000-A
Warrants may be exercised upon surrender of the certificate(s) therefore on or prior to the expiration or the redemption date at the offices of Colonial Stock Transfer Company, 544 E. 400 S. Suite 100, Salt Lake City, Utah 84111, our warrant agent (the "Warrant Agent") with the subscription form on the reverse side of the certificate(s) completed and executed as indicated, accomplished by payment (in the form of a certified or cashier's check payable to the order of the Company) of the full exercise price for the number of Series 2000-A Warrants being exercised.

The Warrants are exercisable from May 31, 2001, or earlier upon the occurrence of an event of default or a change in control of the Company. Series 2000-A Warrants are exercisable through May 31, 2004, provided that at the time of exercise a current prospectus relating to the Common Stock is then in effect and the Common Stock is qualified for sale or exempt from qualification under applicable state securities laws. The Series 2000-A Warrants are not subject to early redemption by the Company.

The Securities Purchase Agreement provides that the Warrantholder may exercise by paying for the underlying shares of Common Stock in cash or by means of a cashless exercise, whereby, if applicable, the requisite number of shares of Common Stock to be issued on such exercise would be reduced as if they had been sold and the excess proceeds applied to cover the exercise price of the remaining shares of Common Stock.

The Series 2000-A Warrants contain provisions that protect the holders thereof against dilution by adjustment of the exercise price per share and the number of shares issuable upon exercise thereof upon the occurrence of certain events including issuances of Common Stock
(or options or securities convertible, exchangeable or exercisable into Common Stock) at less than market value, stock dividends, stock splits, mergers, sale of substantially all of our assets, and for other extraordinary events; provided, however, that no such adjustment shall be made upon, among other things (i) the issuance or exercise of options or other securities under employee benefit plans (ii) the sale or exercise of outstanding Series 2000-A or Series 2000-B Warrants, or (iii) the conversion of shares of the Company's Preferred Stock to Common Stock.

The holder of Series 2000-A Warrants will not possess any right as a shareholder of the Company unless or until it exercises the Series 2000-A Warrants. It is anticipated that, through March 19, 2001, the Series 2000-A Warrantholder will purchase, although it is not required to, additional shares of Series 2000-A Preferred Stock, whereupon we will issue to the Series 2000-A Warrantholder additional Series 2000-A Warrants, which, together with such warrants it currently holds, could be adjusted to as many as 1,000,000 such warrants. Therefore, the Company has reserved a total of 1,000,000 shares of Common Stock in the event the holder of the now and subsequently issued and adjusted Series 2000-A Warrants elects to exercise the same and thereby to purchase Common Stock. As of July 31, 2000, no Series 2000-A Warrants have been exercised.

As of July 31, 2000, there were a total of 1,000 shares of Series
2000-A Preferred Stock issued and outstanding. It is anticipated that the Company will sell to the holder of Series 2000-A Preferred Stock, although said stockholder is not required to purchase, an additional total of 4,000 shares of Series 2000-A Preferred Stock for $1,000 per share, in phases at 30-day intervals through March 19, 2001. A total of 1,538,462 shares of Common Stock has been set aside and reserved in the event that the holder of the now and subsequently issued shares of Series 2000-A Preferred Stock elects to convert those shares into shares of Common Stock. As of July 31, 2000, no shares of Series 2000-A Preferred Stock have been converted into shares of Common Stock

Further, we issued securities in the conversion of certain liabilities. On June 19, 2000, the Company sold 629 shares of Series B Preferred Stock to three existing shareholders, one of which is also a director, in exchange for outstanding indebtedness in a total amount of $628,983.

Series B Preferred Stock. The Board of Directors has designated a total of 1,000 shares of Series B Preferred Stock. The $1,000 stated value of each share of Series B Preferred Stock, together with accrued and unpaid dividends, is convertible into shares of Common Stock at a price of $5.00 per share. The Series B Preferred Stock has priority rights to dividends over the Common Stock, but will not participate in any dividends payable to the holders of shares of Common Stock.
No dividends will be paid to holders of shares of Common Stock unless and until all dividends on shares of Preferred Stock have been paid in full for the same period. In the event of any liquidation, dissolution or winding-up of the company, the holders of shares of Series B Preferred Stock are entitled to receive, prior and in preference to, any distribution of any of the assets or surplus funds of the Company to the holders of shares of Common Stock, or any other stock of e-automate ranking on liquidation junior or subordinate to the Series B Preferred Stock, an amount equal to the $1,000 stated value per share, plus accrued and unpaid dividends, if any. The holder of shares of Series B Preferred Stock have voting rights equal to the number of shares of our Common Stock into which said holder's shares of Series 2000-A Preferred Stock are convertible, except in those instances required by Delaware law.
As of July 31, 2000, there were a total of 629 shares of Series B Preferred Stock issued and outstanding. A total of 125,800 shares of Common Stock has been set aside and reserved in the event that the holders of the issued shares of Series B Preferred Stock elect to convert those shares into shares of Common Stock. As of July 31, 2000, no shares of Series B Preferred Stock have been converted into shares of Common Stock.

Series 2000-B Warrants. Each Series 2000-B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00 per share, or $4.00 per share if, during the first six months for which the Common Shares are quoted at less than $5.00 per share on the Nasdaq Stock Market System or reported on the NASD Bulletin Board. The Warrants are exercisable from 90 days following the effective date of registration of the underlying shares of Common Stock through June 21, 2004, provided that at the time of exercise a current prospectus relating to the Common Stock is then in effect and the Common Stock is qualified for sale or exempt from qualification under applicable state securities laws.
The Series 2000-B Warrants are not subject to early redemption by the Company. The Warrant Certificate provides that the Series 2000-B Warrantholder may exercise by paying for the underlying shares of Common Stock in cash or by means of a cashless exercise, whereby, if applicable, the requisite number of shares of Common Stock to be issued on such exercise would be reduced as if they had been sold and the excess proceeds applied to cover the exercise price of the remaining shares of Common Stock.

The Series 2000-B Warrant Certificate contains provisions that protect the holders thereof against dilution by adjustment of the exercise price per share and the number of shares issuable upon exercise thereof upon the occurrence of certain events including issuances of Common Stock (or options or securities convertible, exchangeable or exercisable into Common Stock) at less than market value, stock dividends, stock splits, mergers, sale of substantially all of the Company's assets, and for other extraordinary events; provided, however, that no such adjustment shall be made upon, among other things (i) the issuance or exercise of options or other securities under employee benefit plans (ii) the sale or exercise of outstanding Series 2000-A or Series 2000-B Warrants, or (iii) the conversion of shares of the Company's Preferred Stock to Common Stock.

The holder of Series 2000-B Warrants will not possess any right as a shareholder of the Company unless or until it exercises the Series
2000-B Warrants.   We have reserved 500,000 shares of Common Stock in
the event the holder of the Series 2000-B Warrants elects to exercise the same and thereby to purchase Common Stock. As of July 31, 2000, no Series 2000-B Warrants have been exercised.

Item 5. Other Information.

During July 2000, e-automate and Eric Meyers and Aaron Meyers (Meyers) incorporated a joint venture subsidiary, ActiveViews, Inc., (AVI) a Delaware Corporation. AVI will market a data-mining tool. e-automate committed to invest $1,200,000 in cash for 100% of the outstanding common stock of AVI and the Meyer's contributed the source code to the ActiveViews product, valued at its historical cost of $0, to AVI for 2,500,000 shares of Convertible Series A Preferred Stock. The preferred shareholders have a 25% voting interest. Concurrent with this transaction e-automate acquired the rights to the ActiveViews product for inclusion in its core software product for 50,000 shares of common stock valued at $3.00 a share.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Index to Exhibits

Exhibit
No.     Description of Exhibit

-----  ----------------------
2.1 Series A Preferred Stock Purchase Agreement, dated July 14, 2000, by and between ActiveViews, Inc. a Delaware corporation and the Series A Investors, Eric Meyers and Aaron Meyers.*
2.2 Reorganization Agreement, dated July 14, 2000, between and among e-automate Corporation, a Delaware corporation, ActiveViews Acquisition Corporation, a Utah corporation, Eric Meyers, an individual, and Aaron Meyers, an individual, e-automate, AAC, Aaron Meyers and Eric Meyers collectively referred to as the "Parties" and Aaron Meyers and Eric Meyers collectively referred to as the "Shareholders."*
2.3 Joint Formation Agreement, dated July 14, 2000, between and among e-automate Corporation, a Delaware corporation, and Eric Meyers, an individual, and Aaron Meyers, an individual.*
2.4    e-automate Stock Purchase Agreement, by and between ActiveViews,
        Inc. a Delaware corporation and e-automate Corporation, a Delaware corporation.*

3.5 Articles of Incorporation of ActiveViews Acquisition Corporation, dated July 14, 2000.*
3.6    Bylaws of ActiveViews Acquisition Corporation.*

27.    Financial Data Schedule*
_____________________________
*    Filed herewith.

(b)	Reports on Form 8-K

	None




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      e-automate Corporation


      /s/ Lon D. Price
      __________________
      Lon D. Price

      Date: August 14, 2000



      /s/ Greg L. Popp
      __________________
      Greg L. Popp

      Date: August 14, 2000








							19