Form 10KSB/A
period 2000-03-31
E AUTOMATE CORP/DE
filed 2000-08-18
CIK 925666

======================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            Form 10-KSB/A
                             Amendment #1

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 2000

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from       to

                    Commission File Number 0-24380

                       e-automate Corporation
             ---------------------------------------------
            (Name of small business issuer in its charter)

          DELAWARE                          33-0601502
  ----------------------------         --------------------------
(State or other jurisdiction of      (I.R.S. Employer incorporation
       organization)                      Identification Number)


          71 NORTH 490 WEST
         AMERICAN FORK, UTAH                       84003
  ------------------------------------          ----------
(Address of principal executive offices)	      (Zip Code)

 Registrant's telephone number, including area code:  (801) 492-1705

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
===========================================================================

                               E-AUTOMATE CORPORATION
                                 INDEX-FORM 10-KSB


                                       PART I
                                                                          Page

   Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . 1

   Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . 9

   Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 9

   Item 4.  Submission or Matters to a Vote of Security Holders . . . . . . 9


                                      PART II

   Item 5.  Market for the Common Equity and Related Stockholder Matters. . 9

   Item 6.  Management's Discussion and Analysis and Plan of Operations . . 10

   Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . 14

   Item 8.  Changes in and disagreements with Accountants on Accounting and
   Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                      PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        with Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . 14

   Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . 17

   Item 11. Security Ownership of Certain Beneficial Owners and Management  17

   Item 12. Certain Relationships and Related Transactions  . . . . . . . . 18


                                      PART IV

   Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 18

   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

   Index to Financial Statements and Schedules. . . . . . . . . . . . . . . 21

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

       Typically, the benefits of such an efficient business system have been reserved for larger organizations economically positioned and willing to pay millions of dollars for large, custom solutions. However, in recent years, the small business segment (comprised of companies with up to 200 employees and $50M in annual revenues) has exploded, becoming the fastest-growing segment in the global economy. These companies, facing rapid growth and expansion challenges, need the benefits of an ERP system with e-commerce capability, however, they lack the supplier options of the larger companies. E-automate is poised to provide a world-class ERP/e-commerce solution to this burgeoning small-business market. The Company currently offers a sophisticated small-business ERP system to a number of vertical markets, and is moving rapidly toward substantially more Web-enabled commerce and reporting functionality. Such a leading-edge product for small business, coupled with rapid implementation and low conversion costs, position the Company for substantial future growth.

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

   ESTIMATES OF AMOUNT SPENT DURING EACH OF LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT.

       The Company spent $156,515 and $1,039,642 respectively for the fiscal years ended March 31, 2000 on research and development.

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

   REPORTS TO SECURITY HOLDERS.

       None.

   ITEM 2.  DESCRIPTION OF PROPERTY.

       The Company currently occupies 6,000 square feet of leased office space at American Fork, Utah 84003. The Company believes the facilities described above are adequate to meet its immediate operating needs. Should growth objectives be exceeded during this time period, additional space may need to be occupied. Currently, additional square feet are available immediately in the same business park as its current executive offices, which could be leased on terms similar to the existing space.


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


                                   PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   SALES OF UNREGISTERED SECURITIES

     The following information is furnished with regard to all issuances of unregistered shares of the Company's securities during the past three years. Each of the following transactions was exempt from registration under the Securities Act by virtue of the provisions of Section 4(2) of the Securities Act and, where indicated, by either Rule 504 or 505 of Regulation D promulgated under the Securities Act.

     None of the following transactions involved a distribution or public offering. All hare and per share information presented below have been adjusted to give retroactive effect to a forward stock split, which was approved in July, 1999.

Common Stock

     A.   During the period January 1997 through August 1998, the
Company issued a total of 78,960 shares of Common Stock to three employees for services rendered valued at $10,500.

     B.   During the period January 1997 through August 1998, the
Company issued 122,200 shares of Common Stock to three directors for services rendered valued at $16,250.

      C. During the period of May through August 1997, the Company issued 265,219 shares of Common Stock to four employees for services rendered valued at $35,269.

     D.   During the period April and May 1997 the Company issued
75,200  shares  of Common Stock to an existing shareholder,   for
$10,000 interest on indebtedness.

     E. During the period from October 1997 through April 1998, the Company issued 256,620 shares of Common Stock to an existing shareholder for $34,125 interest on indebtedness.

      F.  In May 1998, the Company issued 45,120 shares of Common
Stock to a director for $6,000 interest in indebtedness.

     G. During the period September 1998 through February 1999, the Company issued 79,990 shares of Common Stock to two employees for services rendered.

      H.  In September 1998, the Company issued 45,120 shares  of
Common Stock to a director for interest on notes and related expenses in the amount of $9,360.

     I. On December 17, 1998, the Company issued 846,000 shares of Common Stock to two directors for services rendered and for $100,000 cash.

      J.    On May 20, 1999, the Company issued 82,720 shares  of
Common Stock to three directors for services rendered $248,160.

      K.   On May 29, 1999, the Company issued 626,040 shares  of
Common Stock to a total of 11 holders of convertible debentures of their loans for $333,000.

      L. During the period May through December of 1999, the Company issued 434,669 shares of its Common Stock at a price of $3.00 per share to 26 private placement investors for $819,721 cash, $417,104 in marketable equity securities, and $66,500 in restricted equity securities. The 434,669 Common shares were issued with 217,334 Class A Warrants, exercisable at $3.50 per share, and 217,335Class B Warrants, exercisable at $4.50 per share. No commissions were paid in connection with this Offering.

      M. During May 1999, the Company received a $135,000 cash advance from five private placement investors to satisfy short-term expenses. On July 11, 1999, that advance was converted into 45,000 shares of Common Stock and 22,500 each Class A and Class B Warrants.

      N.   In December 1999, the Company issued 11,750 shares  of
Common Stock to an employee upon the exercise of stock options for $62 cash.

      O. In January 2000, the Company issued 80,000 shares of Common Stock and 40,000 each Class A and Class B Warrants for $240,000 cash to a private investor.

      P. During the period January through March of 2000, the Company issued 234,667 shares of Common Stock, with a like number of Class C Warrants convertible into one share of Common Stock at the price of $5.50 per share , to 12 private placement investors for $704,003 cash.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SELECTED FINANCIAL DATA

       The following selected financial data of the Company as of March 31, 2000, March 31, 1999, and cumulative from November 22, 1995 (Date of Inception) through March 31, 2000 are derived from, and are qualified by reference to, the financial statements of the Company, included elsewhere in this Form 10-KSB.


                                                          Cumulative from
                                                        November 22, 1995
                                                                 (Date of
                              The Years Ended March 31,      of Inception)
                              -------------------------            Through
                                     2000          1999     March 31, 2000
                              -----------    ----------      -----------
   Revenue                    $   259,472    $  244,801      $   796,811

   Net Income (Loss)           (3,296,591)     (618,277)      (4,553,086)

   Basic and Diluted Earnings
     (Loss) per share         $     (0.73)   $    (0.24)     $     (1.64)

   Weighted Average Shares
    Outstanding                 4,491,383     2,570,511        2,778,624

   Cash Dividends Declared
    per Common Share                    -             -                -

   Summary Consolidated Balance
   Sheet Data

   Working Capital            $(1,122,947)   $ (590,158)

   Total Assets                   254,497        29,697

   Stockholder's Deficit        (943,283)      (786,120)

   Deficit Accumulated during
    the Development Stage     (4,553,086)    (1,256,495)

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

   OVERVIEW

               The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations. Whenever in this discussion the term "Company" is used, it should be understood to refer to e-automate Corporation ("e-automate"), except where the context clearly indicates otherwise.

               The Company is primarily engaged in developing and providing business productivity improvement software and services for small businesses. The Company uses the Internet, and innovative technologies, to enable small businesses more easily to purchase and implement its software, to receive consulting services, and to automate business activities. These technologies also enable customers to receive business improvement benefits at a greatly reduced total cost. Customer need for this software arise from the fact that although most small businesses have many activities that must done on a continuing basis, though few of them can afford to accomplish those activities through hiring more people therefore, electronic automation of company-specific activities is the natural solution.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended March 31, 2000 and 1999.

REVENUES

      Our revenues for the year ended March 31, 2000,were $259,472 representing a slight increase of 6% in revenues compared with $244,801 for the year ended March 31, 1999. Our revenues are divided into two revenue streams, "Software Licenses" and "Services".

      Total user license revenues for the year ended March 31, 2000, were $172,515, representing an increase of 6.8% over the user license revenues of $161,569 for the year ended March 31, 1999. The increase in revenues was primarily due to our new product offerings and a larger sales team.

      Service revenues for the year ended March 31, 2000, were $86,957, representing an increase of 4.5% over service revenues of $83,232 for the ended March 31, 1999. The increase in our service revenues is primarily due to the increased number of software licenses for the e-automate business improvement software.

COSTS AND EXPENSES

COST OF REVENUES

      The costs to produce and distribute our software licenses are negligible. Costs to develop the software licenses have been expensed as incurred as research and development.

      Cost of services consists primarily of telephone support, training, training media, database setup and conversion, software implementation, and business consulting services. Cost of services for the year ended March 31, 2000, increased to $436,700 from $90,975 for the year ended March 31, 1999. The increase in cost of services is the result of hiring and training additional qualified personnel and the acquisition of resources required to support new implementations. During the past year our Company focused on building an infrastructure to handle future sales growth. We expect that these costs will remain fairly level as software license revenues increase. We have developed methods to improve implementation efficiencies and shorten the implementation cycle using Internet technologies. These improvements are anticipated to increase our gross profit in the future.

      Our sales and marketing expenses consist mainly of salary, commission, travel, trade shows, market activities and other promotional expenses. Our sales and marketing expenses increased to $953,843 for the year ended March 31, 2000, compared with $216,070 for the year ended March 31, 1999. Sales and marketing expenditure increases were, in part, due to additional resources added to determine new markets, develop qualified leads, build brand awareness, and create new advertising campaigns.

      Research and development (R&D) expenses largely consisted of compensation of development engineers, quality assurance and documentation personnel, and allocated overhead costs. For the year ended March 31, 2000, our R&D expenses were $1,039,642 compared with $156,615 for the year ended March 31, 1999, representing 34.3% and 23.3% of total operating expenses, respectively. Our R&D expenses increased as a percentage of total operating expenses due to increased development resources to prepare for multiple
product releases scheduled for the year 2000.   R&D expenses are expected to
increase as a percentage of total operating expenses during the coming year.

      Our general and administrative expenses for the year ended March 31, 2000, were $1,041,659 as compared to $299,576 for the year ending March 31, 1999, representing 34.3% and 44.5% of our total operating expenses, respectively. This increase in expenses was largely attributable to our growth from a 5-person operation one year ago to a 55-person operation as of the fiscal year ended March 31, 2000. These expenses are mainly fixed and are expected to remain relatively level until we increase revenues.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, we had $219 in cash. Our working capital deficit as of March 31, 2000, increased to $1,122,947 as compared to a working capital
deficit of $627,731 on March 31, 1999.   This decrease in working capital
was primarily due to an increase in our notes payable, accounts payable, and deferred revenue. We believe that our working capital will significantly improve during the coming year through an increase in sales and additional funding through our private placement memorandum. However, this improvement in working capital is not assured.

      On June 19, 2000, we entered into an agreement to issue up to 5,000 shares of Series A Convertible Preferred Stock ("Series 2000-A Preferred Stock") together with up to 1,000,000 warrants as a unit for up to $5,000,000. The agreement calls for the issuance over ten traunches of 500 Series 2000-A Preferred Stock shares and 100,000 warrants each for $500,000 in cash.
Receipt of the financing is solely at the discretion of the investor and there is no obligation on the investor to provide the financing.

      The warrants are exercisable from May 31, 2001,at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the shares is less than $5.00 per share at anytime during the first six months for which the shares are quoted, the initial exercise price will be $4.00 per share.

      On June 19, 2000, we received cash proceeds of $450,000 net of $50,000 offering costs, in exchange for the issuance of 500,000 shares of Series 2000-A Preferred Stock and 100,000 warrants. In connection with this offering, we issued additional warrants to purchase 500,000 shares of Common Sock at $5.00 per share for cash proceeds of $5,000.

      On June 19, 2000, $628,983 of notes payable were converted into 629 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into common stock at $5.00 per share.

      From April through June 2000, we issued 143,540 units under the terms the 2000 Placement for cash proceeds of $430,620 or $3.00 per unit. Each unit under the 2000 Placement consists of one common share, and one Class C Warrant. Each Class C Warrant is convertible into one share of Common Stock at $5.50 per share through August 31, 2001.

      During May 2000 an officer and director advanced $200,000 to our Company to meet current operating expenses. The short-term bridge loan is convertible into 66,667 common shares under the terms of the 2000 Placement. This loan bears interest at 8 percent.

      During June 2000, an officer and director advanced $155,000 to our Company to meet current operating expenses. This short-term operating loan is payable upon demand and bears interest at 15 percent.

      We financed our operations principally through founder loans, borrowings under notes payable, and private placements of equity securities and product sales. We generated $2,181,707 in cash from financing activities during the year ended March 31, 2000, compared to $349,827 during the year ended March 31, 1999. Cash provided by financing activities during the year ended March 31, 2000, consisted principally of $1,756,786 from the issuance of common stock, $225,000 from the issuance of notes payable, and $359,997 from the issuance of notes payable to related parties. We used cash in operating activities of $2,460,210 and $341,021 for the years ended March 31, 2000, and 1999, respectively. As of March 31, 2000, our current liabilities totaled $1,151,735.

      We have sustained losses of $3,296,591 and $618,277 for the years ended March 31, 2000, and 1999, respectively. In addition, operating activities have used cash of $2,460,210 and $341,021 for the years ended March 31, 2000, and 1999, respectively. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. Management plans include obtaining additional equity financing and our management believes that profitability and cash flows from our operations will improve and will provide the necessary capital to fund operations due to the continued success of existing products and the introduction of new products. There is no assurance, however, that these efforts will result in profitable operations or in our Company's ability to meet obligations when due.

      Our working capital requirements and other capital requirements for the foreseeable future will be primarily funded through the issuance of equity securities until we are able to meet our working capital needs with positive cash flows provided from operations; after this point, we will likely increase expenditures so as to accelerate our revenue and profitability growth. We believe that proceeds from subsequent issuance of equity securities will enable it to establish profitable operations and positive cash flows from operations. If sales do not develop as quickly as anticipated, we will require additional equity funding. There is no assurance that profitable operations or positive cash flows from our operations will be realized, that any future funding will be available or that if available, the terms of such offering or funding will be acceptable to us.


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


                                   PART III

   ITEM 9.  MANAGEMENT AND CERTAIN SECURITY HOLDERS

   DIRECTORS AND EXECUTIVE OFFICERS

         The table below sets forth the name, age and positions or offices of each director and executive officer of e-automate Corporation.

           Name                   Age      Position
           -----------------      ---      -------------------------------
           Russ Riggins 1, 4      55       Director, Chairman of the Board
           Lon D. Price 2,4       40       Director, President and
                                            Chief Executive Officer
           Kim Green              47       Corporate Secretary
     	     Gregg L. Popp          31       Chief Financial Officer
           Ken Meyers             30       Vice President of Operations
           Brad Sorensen          33       Vice President of Software
                                            Engineering
           Ben deHoyos            44       Vice President of Product
                                            Development
           Richard F. Stout4      37       Cofounder, and Director
           Raymond Meservy4       50       Director
           James K. Phillips3,4   51       Director
           Scott Blackham4        33       Director
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

           RUSS RIGGINS,     Chairman, Director.  Mr. Riggins is an
   executive with 30 years experience, he has worked with both large and small companies in a variety of industries. Since 1994, he has been a partner and owner in The ParaMarketing Group, LLC, a marketing consulting firm specializing in go-to-market strategies. He has consulted with IBM, Hitachi, Adobe, Cisco, Adaptec, Docent and other technology companies. From 1992 to 1994 he served as COO, Executive Vice President and CFO of Generra Sportswear, a $300 million mens sportswear company where the board of directors brought in Mr. Riggins to take the Company through bankruptcy. He focused on restructuring the Company, selling off unprofitable lines of business, and renegotiating the Company's debt. The Company successfully emerged from bankruptcy in 1994. From 1970 to 1992, he was with KPMG Peat Marwick ("KPMG"). From 1982-1988 he was an audit partner responsible for the high technology practice in the Seattle area. He focused on working with start-up companies, assisting them with their business strategies, raising capital and going public. From 1988-1992 he served as Partner in Charge of KPMG's consulting business in the Pacific Northwest. He successfully grew this business that focused on information technology, business process re-engineering and business strategies. He is a CPA and has a B.A. in Business Administration from the University of Washington.

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

           KEN MEYERS, Vice President of Operations. Mr. Meyers brings ten years of experience in a broad range of areas, including strategy, marketing, and product and service development. Prior to joining e-automate, he was vice president of client services for MyComputer.com, a market leader in ASP-delivered web tools for small businesses. Other experience includes three years in marketing and web management at Dentrix Dental Systems (a two-time Inc. 100 business software company), public communications work at United Nations headquarters in New York, editorial management of two publications and marketing communications consulting work. In addition, from 1993-1995 Mr. Meyers co-founded, operated, and sold a small business. Mr. Meyers holds a B.S. in communications from Brigham Young University, and an MBA from the Marriott School of Management at Brigham Young University.

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

           SCOTT BLACKHAM, Director. Mr. Blackham has spent the past three years working with development stage companies with Pangea Equities, an angel investment firm. From 1996-98 Mr. Blackham worked for ING-Barings, where he specialized in using financial derivatives as risk management tools. He interfaced with large institutional clients, assisting them manage their financial risk. He also created and priced new financial products, customized to the needs of individual clients, by using sophisticated computer modeling techniques. Prior to his work at ING-Barings, Mr. Blackham was an operations manager for Ryder Integrated Logistics where he had P&L responsibility for one of their largest on-site accounts. Mr. Blackham has a Bachelor of Science degree in Mechanical Engineering from Brigham Young University and an MBA from the Marriott School of Management.

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


                                             Annual Compensation                Long-term
                                   ------------------------------------------   Compensation
                                                                     Other      Securities
              Name and                                              Annual      Underlying
         Principal Position        Year     Salary    Bonus      Compensation   Options
       ---------------------       ----  ----------- --------    ------------   ------------
       Rick Stout                  1999  $   112,000 $       -   $
       (formerly President)1       1998            -         -

       James K. Phillips           1999  $    11,030 $       -  $        -                -
       (formerly CEO)2             1998        2,758         -           -                -

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

                                                       Percentage
   Name and Address               Number of              of Class
   Benefical Owner                  Shares             Outstanding
   -----------------------        ----------          ------------

   Alan Fine*                     503,840                   9.4%
   Patricia Fish*                 285,802                   5.3%
   Lee Monson*                    579,980                  10.8%
   James K. Phillips              565,880                  10.6%
   Richard F. Stout               619,272                  11/6%

   *Not an officer or director
   All officers and directors as a group (2 persons)



           The percentages set forth above have been computed based on 5,296,181 shares, which is the number of shares of the Common Stock outstanding and exercisable options held by officers and directors outstanding as of March 31, 2000.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           As of March 31, 2000, the Company owed a balance of approximately $50,000 to Richard F. Stout with respect to the sale several years ago of certain of his original shares to the Company. As of June 24, 2000, the Company owes a balance of $56,000 to Jim Phillips for short term operating expenses.


                                   PART IV

   EXHIBITS AND REPORTS

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

           The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.



 Exhibit No.                Document Description
------------      ---------------------------------------

   3.             Certificate of Incorporation and Bylaws

                  3.1     Articles of Incorporation(1)
                  3.2     Bylaws(1)
                  3.3     Amendment to Certificate of
                            Incorporation changing name to
                            Aureus Corporation(3)
                  3.4     Amendment to Certificate of
                            Incorporation changing name to
                            e-automate corporation(4)

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

 * Filed herewith.
   ___________________________


           (b)      Reports on Form 8-K

            Report on Form 8-K, as filed on June 30, 2000.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT

                                    e-automate Corporation


   DATED: August 18, 2000           By: /s/ Lon D. Price
                                        ----------------------------
                                         Lon D. Price
                                         President and Chief Executive
                                          Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature               Title                        Date



/s/ Lon D. Price            President, Chief Executive   August 18, 2000
----------------------        Officer and Director
Lon D. Price


/s/ Greg Popp               Vice President and           August 18, 2000
-----------------------      Chief Financial Officer
Greg Popp                    (Principal Financial and
                             Accounting Officer)


/s/ Russ Riggins            Chairman of the Board        August 18, 2000
-----------------------      of Directors
Russ Riggins


/s/ Richard F. Stout        Director                     August 18, 2000
-----------------------
Richard F. Stout


/s/ Rayman D. Meservy       Director                     August 18, 2000
-----------------------
Rayman D. Meservy


/s/ James K. Phillips       Director                     August 18, 2000
-----------------------
James K. Phillips


/s/ Scott Blackham          Director                     August 18, 2000
----------------------
Scott Blackham

FINANCIAL STATEMENTS

              E-AUTOMATE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)


                        TABLE OF CONTENTS

                                                                 Page

  Report of Independent Certified Public Accountants             F-1

  Balance Sheets - March 31, 2000 (Consolidated) and 1999
   (Unconsolidated)                                              F-2

  Statements of Operations for the Years Ended March 31, 2000
   (Consolidated)
   and 1999 (Unconsolidated) and for the Cumulative Period from
   November 22, 1995 (Date of Inception) through March 31, 2000
   (Consolidated)                                                F-4

  Statements of Stockholders' Deficit for the Cumulative Period
   from November 22, 1995 (Date of Inception) through
   March 31, 1998 (Unconsolidated) and for the Years Ended
   March 31,  1999 (Unconsolidated) and 2000 (Consolidated)      F-5

  Statements of Cash Flows for the Years Ended March 31, 2000
   (Consolidated) And 1999 (Unconsolidated) and for the
   Cumulative Period from november 22, 1995 (Date of Inception)
   through March 31, 2000 (Consolidated)                         F-7

  Notes to the Financial Statements                              F-8

                             -------------------

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


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders e-automate Corporation

We have audited the accompanying consolidated balance sheets of e-automate Corporation and Subsidiary (a development stage company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2000 and 1999 and for the cumulative period from November 22, 1995 (date of inception) through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-automate Corporation and Subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 and for the cumulative period from November 22, 1995 (date of inception) through March 31, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
July 20, 2000

              E-AUTOMATE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                         BALANCE SHEETS


                             ASSETS

                                                           March 31,
                                             ------------------------------------
                                                        2000                 1999
                                             ---------------      ---------------
                                               (Consolidated)     (Unconsolidated)
Current Assets
  Cash                                       $       219          $        386
  Securities available-for-sale                    5,470                     -
  Trade accounts receivable, no
    allowance for doubtful accounts               23,099                     -
  Prepaid expenses                                     -                 4,700
                                             -----------           -----------
     Total Current Assets                         28,788                 5,086
                                             -----------           -----------
Property and Equipment
  Furniture and fixtures                          75,566                 1,371
  Computer equipment                             173,946                40,087
                                             -----------           -----------
     Total Property and Equipment                249,512                41,458
  Less: Accumulated depreciation                 (44,752)              (20,345)
                                             -----------           -----------
     Net Property and Equipment                  204,760                21,113
                                             -----------           -----------
Other Assets
   Purchased software for internal
    use, net of accumulated
    amortization of $2,755 at
    March 31, 2000 and $625 at
    March 31, 1999                                15,548                 1,738
   Other assets                                    5,401                 1,760
                                             -----------           -----------
      Total Other Assets                          20,949                 3,498
                                             -----------           -----------
Total Assets                                 $   254,497           $    29,697
                                             ===========           ===========


The accompanying notes are an integral part of these financial statements.

              E-AUTOMATE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                   BALANCE SHEETS (CONTINUED)


              LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                        March 31,
                                             ------------------------------
                                                      2000             1999
                                             -------------   --------------
                                             (Consolidated) (Unconsolidated)
Current Liabilities
  Cash overdraft                             $   114,075    $    3,082
  Accounts payable                               278,454        53,624
  Accrued liabilities                              1,258        16,835
  Deferred revenue                               158,138        96,303
  Notes payable - related party                  237,281       129,635
  Revolving credit note payable                  169,915       107,463
  Note payable - current portion                 168,000       225,875
  Obligation under capital leases -
    current portion                               24,614             -
                                             -----------    ----------

     Total Current Liabilities                 1,151,735       632,817
                                             -----------    ----------
Long-Term Liabilities
        Notes payable                                  -       183,000
        Obligation under capital leases           46,045             -
                                             -----------    ----------
     Total Long-Term Liabilities                  46,045       183,000
                                             -----------    ----------
Redeemable Preferred Stock
  Series 2000-A convertible preferred
    stock - $0.001 par value;
    5,500 shares designated;  no shares
    issued or outstanding                              -             -
                                             -----------    ----------
Stockholders' Deficit
  Series B Convertible preferred stock -
   $0.001 par value; 1,000,000
   shares authorized; no shares issued
   or outstanding                                       -            -
  Undesignated preferred stock - $0.001 par
   value; 993,500 shares authorized;
   no shares issued or outstanding                      -            -
  Common stock - $0.001 par value;
    20,000,000 shares authorized;
    shares issued and outstanding: 5,296,205
    at March 31, 2000, 2,797,181 at
    March 31, 1999                                  5,296        2,797
  Additional paid-in-capital                    3,784,079      467,578
  Unearned compensation                          (179,572)           -
  Deficit accumulated during the development
    stage                                      (4,553,086)  (1,256,495)
                                             ------------   ----------
     Total Stockholders' Deficit                 (943,283)    (786,120)
                                             ------------   ----------
Total Liabilities and Stockholders' Deficit  $    254,497   $   29,697
                                             ============   ==========

The accompanying notes are an integral part of these financial statements.

              E-AUTOMATE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                       STATEMENTS OF OPERATIONS

                                                              For the Period
                                                              From Inception
                                       For the Years Ended   (November 22, 1995)
                                             March 31,             Through
                                    -------------------------     March 31,
                                            2000         1999          2000
                                    ------------  -----------    -----------
Revenues
  Software licenses                 $    172,515  $   161,569    $   557,768
  Services                                86,957       83,232        239,043
                                    ------------  -----------    -----------

  Total Revenues                         259,472      244,801        796,811

Cost of Revenues                         436,700       90,975        642,737
                                    ------------  -----------    -----------

Gross Profit (Loss)                    (177,228)      153,826        154,074
                                    -----------   -----------    -----------

Operating Expenses
  Research and development            1,039,642       156,615      1,718,790
  Selling and marketing                 953,843       216,070      1,376,778
  General and administrative          1,041,659       299,576      1,362,115
                                    -----------   -----------    -----------
     Total Operating Expenses         3,035,144       672,261      4,457,683
                                    -----------   -----------    -----------
Loss From Operations                 (3,212,372)     (518,435)    (4,303,609)

Interest Expense                        (84,219)      (99,842)      (249,477)
                                    -----------   -----------    -----------
Net Loss                            $(3,296,591)  $  (618,277)   $(4,553,086)
                                    ===========   ===========    ===========
Basic and Diluted Loss Per Common
  Share                             $     (0.73)  $     (0.24)   $     (1.64)
                                    ===========   ===========    ===========
Weighted Average Number of Shares
   Used in Per Share Calculation      4,491,393     2,570,511      2,778,627
                                    ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                   E-AUTOMATE CORPORATION AND SUBSIDIARY
                       (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                       Deficit
                                                                                     Accumulated
                                   Common Shares       Additional                     During the       Total
                                -----------------        Paid-in        Unearned     Development    Stockholders'
                                Shares    Amount         Capital      Compensation      Stage          Deficit
                                ------  ---------      -----------    ------------   -------------  -----------

Balance - November 22, 1995
   (Date of Inception)             -    $       -      $        -     $          -   $           -  $         -


Issued to founders for
 services, February 1996,
 $0.13 per share           1,534,080        1,534         202,466                -               -      204,000
Issued for assumption of
 debt, February 1996
 $0.13 per share             270,720          271          35,729                -               -       36,000
Shares issued for services
 February 1996 - $0.13
 per share                   200,429          201          26,452                -               -       26,653
 November 1996 - $0.13
 per share                    39,619           40           5,228                -               -        5,268
 March 1997 - $0.13
  per share                    3,760            4             496                -               -          500
 April 1997 - $0.13 per
  share                       75,200           75           9,925                -               -       10,000
 December 1997 - $0.13
   per share                  51,281           51           6,768                -               -        6,819
 March 1998 - $0.13
  per share                   45,120           45           5,955                -               -        6,000
Transfer of shares by
 principal shareholders
 to employees for services
 75,200 shares - May 1997          -            -          10,000                -               -       10,000
 150,400 shares - May 1997         -            -          20,000                -               -       20,000
 39,619 shares - August 1997       -            -           5,269                -               -        5,269
 16,399 shares - December 1997     -            -           2,181                -               -        2,181
Transfer of shares by
 founding shareholder
 in connection with debt
 financing
   56,400 shares - October 1997    -            -           7,500                -               -        7,500
   18,800 shares - November 1997   -            -           2,500                -               -        2,500
Issued in connection with debt
 financing
 January 1998 - $0.13
   per share                  75,200           75           9,925                -               -       10,000
 February 1998 - $0.13
  per share                   62,040           62           8,188                -               -        8,250
Net loss for the period from
 November 22, 1995 (date of
   inception) through March
   31, 1998                        -            -               -                -        (638,218)    (638,218)
                           ---------    ---------      ----------     ------------   -------------   ----------
Balance - March 31, 1998   2,357,449        2,358         358,582                -        (638,218)    (277,278)

Issued in connection with
 debt financing April 1998
 - $0.13 per share           119,380          119          15,756                -               -       15,875
Shares issued for services
 April through August 1998-
   $0.13 per share            23,500           23           3,101                -               -        3,124
 November 1998 through
  February 1999-$0.21
  per share                   79,900           80          16,496                -               -       16,576
Issued in lieu of interest
 payments
  May 1998-$0.13 per share    45,120           45           5,955                -               -        6,000
  September 1998 - $0.21
  per share                   45,120           45           9,315                -               -        9,360
Redeemed for cash, November
  1998, $0.04 per share     (188,000)        (188)         (7,812)               -               -       (8,000)
Redeemed for promissory note,
  December 1998, $0.21 per
    share                   (531,288)        (531)       (109,469)               -               -     (110,000)
Issued to director December
  1998,
    Cash - $0.21 per share   479,320          479          99,521                -               -      100,000
    Services - $0.21 per
     share                   366,680          367           6,133                -               -       76,500
Net loss for the year
 ended March  31, 1999             -            -               -                -        (618,277)    (618,277)
                         -----------    ---------      ----------     ------------   -------------  -----------

Balance - March 31,
  1999                     2,797,181    $   2,797      $   467,578    $          -   $  (1,256,495) $  (786,120)
                         ===========    =========      ===========    ============   =============  ===========


The accompanying notes are an integral part of these financial statements.

                   E-AUTOMATE CORPORATION AND SUBSIDIARY
                       (A Development Stage Company)
               STATEMENTS STOCKHOLDERS' DEFICIT (CONTINUED)


                                                                                           Deficit
                                                                                         Accumulated
                                  Common Shares             Additional                     During the       Total
                              ------------------------       Paid-in        Unearned     Development    Stockholders'
                              Shares          Amount         Capital       Compensation      Stage          Deficit
                              ---------      ---------      -----------    ------------   -------------   -----------

Balance - March 31, 1999      2,797,181      $   2,797      $   467,578    $          -   $  (1,256,495)  $  (786,120)

Issued to director for
  services,
   May 1999 - $3.00 per
    share                        82,720             83          248,077               -               -       248,160
   January - March 2000 -
     $3.00 per share              6,000              6           17,994               -               -        18,000
Issued on conversion of
  debentures,
   May 1999, $0.53 per
     share                      626,040            626          332,374               -               -       333,000
Issued on conversion of
  related party notes
  payable, May 1999,
  $3.00 per share                45,000             45          134,955               -               -       135,000
Issued for acquisition
 of Woodlake Village
 July 2, 1999                 1,000,000          1,000           (1,000)              -               -             -
Issued in connection
 with exercise of
 stock option - $0.005
 per share,
 December 14, 1999               11,750             12               50               -               -            62
Compensation related to
 grant of stock options               -              -          455,704        (455,704)              -             -
Forfeiture of stock options           -              -          (46,400)         46,400               -             -
Amortization of unearned
 compensation                         -              -                -         229,732               -        229,732
Issued for cash
 June - November 1999 -
  $3.00 per share               273,240            273          819,448               -               -        819,721
 January - March 2000 -
  $3.00 per share               314,667            315          936,688               -               -        937,003
Issued in exchange for
 securities available-
 for-sale, May - November
 1999 - $3.00 per share         139,607            139          418,611               -                -       418,750
Net loss for the year
 ended March 31, 2000                 -              -                -               -       (3,296,591)   (3,296,591)
                         --------------      ---------      -----------    ------------   --------------  ------------

Balance - March 31,
 2000                         5,296,205      $  5,296       $ 3,784,079    $   (179,572)  $   (4,553,086) $   (943,283)
                         ==============      ========       ===========    ============   ==============  ============

The accompanying notes are an integral part of these financial statements.

                  E-AUTOMATE CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                                          For the Period
                                                                          From Inception
                                                                      (November 22, 1995)
                                             For the Years Ended                 Through
                                        ------------------------------          March 31,
                                                2000              1999              2000
                                        ------------   ---------------     -------------
                                        (Consolidated) (Unconsolidated)    (Consolidated)
Cash Flows From Operating Activities
 Net loss                               $ (3,296,591)  $      (618,276)    $  (4,553,086)
 Adjustments to reconcile net income to
    net cash used in operating
    activities:
     Depreciation and amortization            26,537            10,600            47,507
     Stock issued for interest expense             -            15,360            15,360
     Stock based compensation                266,160            96,200           659,050
     Compensation from stock options
       granted                               229,732                 -           229,732
     Compensation as note payable             58,969                 -            58,969
     Debt discount amortized as
       interest                                2,125            13,749            44,125
     Change in assets and liabilities:
       Trade accounts receivable             (23,099)                -           (23,099)
       Prepaid expenses                        4,700             3,063                 -
       Accounts payable                      224,830            53,624           278,454
       Accrued liabilities                   (11,767)           (9,884)            5,068
       Deferred revenue                       61,835            96,303           158,138
       Other assets                           (3,641)           (1,760)          (5,401)
                                        ------------   ---------------     ------------
   Net Cash Used In Operating
     Activities                           (2,460,210)         (341,021)      (3,085,183)
                                        ------------   ---------------     ------------

Cash Flows From Investing Activities
 Proceeds from sales of investments
   in securities available-for-sale          413,280                 -          413,280
 Purchase of property and equipment         (134,944)          (13,097)        (170,741)
                                        ------------   ---------------     ------------
   Net Cash Provided by Investing
     Activities                              278,336           (13,097)         242,539

Cash Flows From Financing Activities
 Increase in cash overdraft                  110,993             3,082          114,075
 Proceeds from issuance of common
   stock                                   1,756,786           100,000        1,856,786
 Proceeds from issuance of notes
   payable                                   225,000            93,000          672,000
 Proceeds from notes payable -
  related party                              359,997            79,000          438,997
 Principal payments on notes
  payable - related party                   (315,130)          (10,554)        (382,519)
 Principal payments on obligation
  under capital leases                       (18,391)                -          (18,391)
 Payments to redeem common
  stock from employees                             -            (8,000)          (8,000)
 Net change in revolving credit
  note payable                                62,452            93,299          169,915
                                        ------------   ---------------     ------------
   Net Cash Provided By Financing
    Activities                             2,181,707           349,827        2,842,863
                                        ------------   ---------------     ------------
Net Increase (Decrease) In Cash                 (167)           (4,291)             219

Cash at Beginning of Period                      386             4,677                -
                                        ------------   ---------------     ------------
Cash at End of Period                   $        219   $           386     $        219
                                        ============   ===============     ============


The accompanying notes are an integral part of these financial statementgs.

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -e-automate Corporation (e-automate, or the Company) is primarily engaged in developing and providing business productivity improvement software and services to small businesses. The Company uses the Internet and other innovative technologies to enable small businesses to more easily purchase and implement its software, to receive consulting services and to automate business activities. The founders began operation November 22, 1995 and incorporated their business in Utah on February 27,1996 as Aureus Corporation (Aureus).

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

Development Stage Enterprise - The Company is considered to be in the development stage. Since inception, the Company has spent most of its efforts raising capital and developing and marketing its business productivity improvement software; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations.

Financial Instruments - The amounts reported as cash, securities available-for-sale, trade accounts receivable, cash overdraft, accounts payable, accrued liabilities and unearned revenue are considered to be reasonable approximations of their fair values due to their near-term maturities except that the amount reported as securities available-for-sale are based upon quoted market prices.

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

Investments -Investment in marketable equity securities were categorized as available-for-sale at March 31, 2000. Available-for-sale securities are stated at fair value. There were no unrealized gains or losses at March 31, 2000. Marketable equity securities with fair values of $418,750 were transferred to the Company from June to December of 1999 in exchange for 139,583 shares of common stock under the terms of a private placement offering. The Company immediately sold most of the securities received for gross proceeds of $413,280, resulting in no gain or loss being recognized from the sale of securities during the year ended March 31, 2000. At March 31, 2000, available-for-sale securities consisted of market options with a cost and a fair value of $5,470. Subsequently, on May 5, 2000, the options were sold for cash proceeds of approximately $9,611.

Software Revenue and Cost Recognition - Revenue from licenses of the e-automate system is recognized when delivery is complete, when no significant obligations remain unfulfilled by the Company under the terms of the license contract and when collection of any remaining receivable is probable. Payments collected prior to recognition are accounted for as a liability, "deferred revenue." Generally, licenses of the e-automate system provide for return of the software by the customer until implementation and data conversion are completed which is typically 30 or 60 days from the date of the license. Accordingly, an allowance for returns is provided and included in the deferred revenue liability until the return privilege expires. Costs related to software licenses are not material due to charging software research and development costs to expense as incurred. Revenue from implementation and data conversion are unbundled from software license revenue and are included in revenue from services.

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

Major Customers - During the year ended March 31, 2000, revenue from a customer amounted to $39,764. During the year ended March 31, 1999, revenue from a second and a third customer were $88,460 and $26,531, respectively.

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,274,419 and 227,474 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the years ended March 31, 2000 and 1999, respectively.

Stock-Based Compensation - The Company accounts for compensation from stock options granted to employees based on the intrinsic value of the options on the dates granted.

NOTE 2 - RESTATEMENT

The accompanying financial statements have been restated to exclude sales orders from both trade accounts receivable and deferred revenue. As a result of this restatement, working capital for each period presented did not change. In addition the financial statements have been restated to decrease general and administrative expenses by $37,573 during the year ended March 31, 2000, and to increase general and administrative expenses by $37,573 during the year ended March 31, 1999. As a result, net loss per common share decreased by $0.01 per share for the year ended March 31, 2000, and net loss per common share increased by $0.01 per share for the year ended March 31, 1999. As a result of the restatements, deficit accumulated during the development stage as of March 31, 2000 has not changed from the prior presentation. In addition, certain prior year amounts have been reclassified to reflect current presentation.

NOTE 3 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - During the year ended March 31, 2000 and 1999, the Company paid $97,609 and $54,262 for interest.

Noncash Investing and Financing Activities - During 1996 the Company received computer equipment valued at $8,024 from a founder, in exchange for related party notes payable. One of the founders of the Company paid the Company's revolving credit note payable in the amount of $36,000 for which the Company issued 270,720 common shares.

On December 1, 1998 e-automate redeemed 531,288 shares of common stock for a $110,000 note payable- related party.

During 1999, the Company issued 139,607 common shares upon receipt of marketable securities with a fair value of $418,750. The Company issued 626,040 common shares upon conversion of convertible debentures in the amount of $333,000. The Company entered into capital lease agreements for $89,000 of office and computer equipment. On May 30, 1999 the Company settled a short-term advance payable to a related party of $135,000 by issuing 45,000 shares of common stock.

NOTE 4 - RELATED PARTY NOTES PAYABLE

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

NOTE 5 - NOTES PAYABLE

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

                                           March 31,   March 31,
                                               2000        1999
                                        -----------    ---------
Notes payable, bear interest
  at 22%, due at various dates
  through March 31, 2001,
  secured by the assets of
  the Company                           $   168,000    $   168,000

Convertible debentures, bear
  interest at 10% and 18%,
  converted into shares of common
  stock, net of discount                          -        240,875
                                        -----------    -----------

Total Notes Payable                         168,000        408,875

Less current portion                       (168,000)      (225,875)
                                       ------------    -----------

      Long-Term Notes Payable          $          -    $   183,000
                                       ============    ===========

NOTE 6 - OBLIGATION UNDER CAPITAL AND OPERATING LEASES

The Company entered into various capital lease agreements for computer and office equipment. These leases are for periods from 36 to 60 months with minimum monthly payments ranging from $312 to $1,050. Equipment under capital leases as of March 31, 2000 was as follows:

          Equipment                          121,111
          Less accumulated depreciation      (13,089)
                                         -----------
                                         $   108,022
                                         ===========

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

        For the Year Ending                  Capital        Operating
             March  31,                      Leases           Leases
        -------------------                  -------        --------
               2001                          $34,208        $ 16,801
               2002                           33,585           1,630
               2003                           11,378               -
               2004                            7,909               -
               2005                            2,221               -
                                             -------        --------

          Total minimum payments              89,301        $ 18,431
                                                            ========
          Less amount representing interest  (18,642)
                                             -------
          Present value of net minimum
               lease payments                 70,659
          Less current portion               (24,614)
                                             -------
          Long-term capital lease obligation $46,045
                                             =======

NOTE 7 - REDEEMABLE PREFERRED STOCK

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

Contingent Defaults of the Series A Preferred Stock - Under terms of the default provisions of the Series A convertible preferred stock, if at any time after issuance the Company has an event of non-compliance, such as if (i) the Company fails to make the dividend payment when due, (ii) the trading price for the Company's stock, once trading on NASDAQ or the NASD's OTC Bulletin Board, falls below $3.25, (iii) the Company fails to obtain the effectiveness of a registration statement by October 17, 2000, or (iv) other event of non-compliance as defined in the Certificate of Designation for the Series A convertible preferred stock, then the Company is required to redeem the Series A convertible preferred stock at 125% its face value (together with any accrued but unpaid dividends) and the related dividend rate changes to 21%. If not redeemed with in 10 days the Series A convertible preferred stock becomes convertible into common stock at a rate of 80% of the fair value of the underlying common shares, less $1.00 per share, and the conversion rate is no longer subject to a $3.25 floor conversion price.

If a default occurs, the increase in the face value of the Series A preferred stock to 125% will be accounted for as a contingent preferred dividend in the amount of $374,888 for each 500 Series A preferred shares outstanding. In addition, the contingent beneficial conversion feature will be recognized as a preferred dividend in the amount of $250,112.
The contingent preferred dividends will be recognized if a default occurs and if the Company fails to redeem the Series A Convertible Preferred Stock within 10 days of the default.

NOTE 8-STOCKHOLDERS' EQUITY

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

Common Stock - During February 1996, the Company issued 1,534,080 common shares for services valued at $204,000, or $0.13 per share, as determined to be fair value by the Company. Additionally, the Company issued 270,720 common shares, valued at $0.13 per share, to a founder of the Company in exchange for a $36,000 cash payment the founder made to pay the Company's revolving credit note payable to a bank.

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

During April and May, 1997 a principal shareholder of the Company contributed 356,818 common shares back to the Company and the Company reissued the shares from April to November 1997 to employees and to directors for services and in connection with debt financing. The shares were valued at $47,450 or $0.13 per share.

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

During September 1998 the Company completed the development of their product and therefore considered the fair value of the Company to have increased to $0.21 per share. From September 1998 through February 1999 the Company issued 79,990 common shares to employees for services valued at $16,576, or $0.21 per share.

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

Between May and November 1999, the Company issued 273,240 shares of common stock, together with 136,620 Class A warrants and 136,620 Class B warrants under the terms of a private placement offering (the 1999 Offering) for cash proceeds of $819,721, or $3.00 per share. Each Class A warrant is convertible at $3.50 per share through August 31, 2000, and each Class B warrant is convertible at $4.50 per share through February 28, 2001.

As part of the 1999 Offering, the Company also issued 139,607 units in exchange for securities available-for-sale valued at $418,750. The units were issued at $3.00 per unit.

In contemplation of the reorganization and the 1999 Offering an advance in the amount of $135,000 was received from an investor during May 1999 in order to meet short-term expenses. The advance was converted into 45,000 units under the 1999 Offering, at $3.00 per share on July 11, 1999.

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

During January 2000, the Company issued 80,000 shares of common stock, 40,000 Class A warrants and 40,000 Class B warrants to one party in a private placement for cash proceeds of $240,000. Each Class A warrant is convertible into common stock at $3.50 per share through August 31, 2000 and each Class B warrant is convertible into common stock at $4.50 per share through February 28, 2001.

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

From January through March 2000, the Company issued 6,000 shares to one of the Company's directors as part of an agreement to compensate the director for his services by issuing 24,000 common shares according to a 12-month vesting schedule, or 2,000 per month.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options - Between January 1998 and March 31, 1999 the Company issued 227,480 non-qualified employee stock options with a weighted average exercise price of $0.53 per share, which expire 10 years from the grant date. The options vest 25% after one year and then 6.25% per quarter of the employees' service. Since the exercise price was in excess of the fair value of the underlying shares on the grant date, no compensation was recognized in connection with these options.

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

A summary of the status of the Company's employee stock options as of March 31, 2000 and 1999, and changes during the years then ended are presented below:

                                        March 31, 2000        March 31, 1999
                                   ------------------------ ------------------
                                                  Weighted-           Weighted-
                                                  Average             Average
                                                  Exercise            Exercise
                                      Shares      Price     Shares      Price
                                   ------------   -------- -------    ---------
Outstanding at beginning of year        227,474   $  0.53        -    $       -
Granted                                 306,266      1.59  227,474         0.53
Exercised                               (11,750)     0.01        -            -
Cancelled                               (19,200)     0.58        -            -
                                   ------------            -------
Outstanding at end of year              502,790      1.15  227,474         0.53
                                   ============            =======
Options exercisable at
 the end of the year                     69,570                  -            -
                                   ============            =======
Weighted-average fair value of
 options granted during the
 year                              $       2.11            $  0.02
                                   ============            =======

The following table summarizes information about stock options outstanding at March 31, 2000:




                                 Options Outstanding                               Options Exercisable
                    --------------------------------------------------     -----------------------------------
  Range of            Number of    Weighted-Average                            Number
  Exercise          Outstanding at   Remaining         Weighted-Average    Exercisable at      Weighted-Average
  Prices            March 31, 2000 Contractual Life    Exercise Price      March 31, 2000      Exercise Price
--------------      -------------  ----------------    -----------------   --------------      ----------------

$  0.01 - 0.99            312,084              8.64    $            0.48          110,577      $           0.43
$  1.00 - 2.99             56,400              9.02                 1.00                -                     -
$  3.00 - 3.49             91,756              9.72                 3.00                -                     -
$  3.50 - 5.00              5,750              9.31                 4.80                -                     -


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

                               For the Years Ended March 31,
                                 ------------------------
                                        2000         1999
                                 -----------    ---------
     Net loss:
       As reported               $(3,296,591)   $(618,277)
       Pro forma                  (4,226,486)    (623,778)
     Basic and diluted loss
       per share:
       As reported               $     (0.73)   $   (0.24)
       Pro forma                       (0.95)       (0.24)

The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 2000: weighted-average risk-free interest rate of 5.75%; estimated life of 10 years; dividend yield of 0.0% and, expected volatility of 0.0%.

Stock Purchase Warrants - During the fiscal year ended March 31, 2000, the Company issued 228,924 Class A warrants and 228,924 Class B warrants in connection with the 457,847 shares of common stock issued under the terms of the 1999 private placement offering. Additionally, the Company issued 40,000 Class A warrants and 40,000 Class B warrants in conjunction with the 80,000 shares of common stock issued under another private placement offering. Each Class A warrant is convertible at $3.50 per share through August 31, 2000, and each Class B warrant is convertible at $4.50 per share through February 28, 2001. The Company issued 234,667 Class C warrants during the fiscal year ended March 31, 2000 along with 234,667 shares of common stock under the terms of the 2000 private placement offering. Each Class C warrant is convertible into one common share at $5.50 per share through August 31, 2001.

NOTE 10 - INCOME TAXES

Prior to its reorganization with Woodlake, the Company, with the consent of its shareholders, had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company was not allowed a net operating loss carryforward or carryback as a deduction. Instead, the shareholders included their proportionate share of the Company's net operating loss in their individual income tax returns. Therefore, no benefit or asset for federal or state income taxes was included in these financial statements for the period from November 22, 1995 (Date of Inception) through March 31, 1999 or through June 30, 1999, the date the S election was terminated. There were no temporary differences on June 30, 1999 and therefore no deferred tax asset or liability was established upon termination of S Corporation election. The following presents the components of the net deferred tax asset at March 31, 2000:

     Difference in fair value and tax basis
       of contributed securities                  $    (2,040)
                                                  -----------
       Total Deferred Tax Liability                    (2,040)
                                                  -----------
     Deferred revenue                                  64,706
     Operating loss carry forwards                    738,680
                                                  -----------
       Total Deferred Tax Assets                      803,386
                                                  -----------
     Valuation allowance for deferred tax assets     (801,346)
                                                  -----------
       Net Deferred Tax Asset                     $         -
                                                  ===========

The valuation allowance for deferred tax assets increased by $957,539 and $0 during the years ended March 31, 2000 and June 30, 1999. A deferred tax liability and an equal reduction in the valuation allowance of $156,194 were recognized from June to December 1999 in connection with marketable securities that were received in exchange for 139,583 shares of common stock in a tax-free transfer.

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

                                           2000          1999
                                        -----------    ----------
     Income tax benefit at statutory
       rate (34%)                       $(1,133,616)   $ (197,439)
     Loss incurred while taxed as an
       S corporation                        256,398       197,439
     Non deductible expenses                 29,706             -
     Change in valuation allowance          957,539             -
     State benefit, net of federal tax     (110,027)            -
                                        -----------    ----------
     Benefit from Income Taxes          $         -    $        -
                                        ===========    ==========

NOTE 11 - COMMITMENTS

During December 1999 the shareholders elected a new director and the Company agreed to compensate the director for his services by issuing 24,000 common shares according to a 12-month vesting schedule, or 2,000 shares per month.

NOTE 12 - SUBSEQUENT EVENTS

Stock Options Granted -On April 13, 2000 e-automate granted 10-year options to purchase 250,000 common shares at $3.00 per share to the Company's new president. The options vest quarterly over three years.

Issuance of Series A Convertible Preferred Stock -On June 19, 2000, the Company entered into an agreement with an investor to issue up to 5,000 shares of Series A convertible preferred stock together with up to 1,000,000 warrants as a unit for up to $5,000,000. The agreement calls for the issuance over ten tranches of 500 Series A convertible preferred stock shares and 100,000 warrants each for $500,000 in cash. Receipt of the financing is solely at the discretion of the investor and there is no obligation on the investor to provide the financing.

The warrants are exercisable from May 31, 2001 at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the shares is less than $5.00 per share at anytime during the first six months for which the shares are quoted, the initial exercise price will be $4.00 per share.

The Company issued warrants to purchase 500,000 shares of common stock at $5.00 per share as a finder's fee and for cash proceeds of $5,000, in connection with the issuance of the Series A Convertible Preferred Stock on June 19, 2000. The warrants had a fair value on the grant date of $819,327 as determined by the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 6.56%; expected dividend yield of 0%; estimated volatility of 125%; and expected life of two years. The $819,327 fair value of the warrants will be amortized as an offering cost to each of the ten tranches of Series A Convertible Preferred Stock contemplated. In the event that the Series A Convertible Preferred Stock agreement is discontinued prior to all ten tranches being issued, the remaining unamortized amount of the offering costs will be recognized as a current expense.

From June 19, 2000 through July 19, 2000, the Company received cash proceeds of $900,000 net of $100,000 offering costs, in exchange for the issuance of 1,000 shares of Series A convertible preferred stock and 200,000 warrants. The net proceeds received were allocated between the Series A convertible preferred stock and the warrants based on the relative fair value of those instruments with $333,860 allocated to the warrants, $121,140 allocated to the beneficial conversion feature of the preferred stock resulting in a discount to the preferred stock of $455,000. The relative fair value of the warrants of $1,370,628 was determined based on the Black-Scholes option pricing model with the following assumptions, risk-free interest rate of 6.56%; expected dividend yield of 0%; estimated volatility of 125%; and expected life of four years. The beneficial conversion feature will be recognized as additional paid-in capital. The discount on the Series A convertible preferred stock will be recognized immediately as additional preferred dividends as the Series A convertible stock is also immediately convertible.

Issuance of Series B Preferred Stock -On June 19, 2000, the Company issued 629 shares of Preferred Series B stock upon the conversion of $168,000 in notes payable, $442,648 in related party notes payable, and $18,335 in expense reimbursements.

Issuance of Common Stock -From April to June 2000, the Company issued 203,539 investment units, under the terms of the 2000 Placement, for cash proceeds of $610,619 or $3.00 per unit. Included as a part of the 2000 Placement, 1,363 units were issued in exchange for securities available-for-sale with a value of $4,091, or $3.00 per unit. In fulfilment of subscription agreements under the 1999 Offering, 21,822 units were issued in exchange for securities available-for-sale with a value of $64,854, or $3.00 per unit.

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

From April through June 2000, the Company issued 6,000 shares to one of the Company's directors as part of an agreement to compensate the director for his services by issuing 24,000 shares according to a 12-month vesting schedule, or 2,000 shares per month.

Related Party Convertible Bridge Loan -On May 8, 2000 an officer and director advanced $200,000 to the Company to meet current operating expenses. On July 5, 2000, the entire principal and all accrued interest was paid to the officer.

Related Party Note Payable -On June 9, 2000, an officer and director advanced $155,000 to the Company to meet current operating expenses. This short-term operating loan is payable upon demand and bears interest at 15 percent. A partial payment of $99,999 was made on June 26, 2000 and the remaining balance of $55,001 was paid on July 21, 2000.

Acquisition of Software License - On July 14, 2000, the Company acquired a license to bundle a data mining tool with its core software product, and acquired the source code to the same data mining tool. To acquire these assets, the Company issued 50,000 shares of common stock, valued at $150,000, or $3.00 per share, to the owners of Active Views Acquisition Corporation which held as its sole asset the user license and agreed to start up a new joint venture subsidiary called Active Views, Inc. (AVI). For a 75% voting interest (an initial 100% of the outstanding common shares) in AVI, the Company has committed to fund $1,200,000 of the operations of AVI by issuing a $1,200,000 demand note payable to AVI. The developers of the data mining tool contributed the related source code for 2.5 million convertible preferred shares of AVI, representing a 25% voting interest in the joint venture subsidiary. The source code and the minority interest are valued at its historical cost of zero.

The Company will account for the acquisition as the purchase of software for sale or lease in the amount of $150,000 and will amortize the software over a three-year period on a straight-line basis.