Form 10QSB
period 2000-09-30
E AUTOMATE CORP/DE
filed 2000-11-21
CIK 925666

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Quarter Ended September 30, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         For the transition period from

                                     -------
                                       to
                                   -----------

                         Commission File Number: 0-24380


                            E-AUTOMATE, CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                           33-0601502
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                               831 East 340 South
                            American Fork, Utah 84003
              (Address of principal executive offices and zip code)

                                 (801) 492-1705
              (Registrant's telephone number, including area code)

                                71 North 490 West
                            American Fork, Utah 84003
     (Former name, address and fiscal year, if changed since last report)




State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2000:

                        Common Stock:         5,824,462



Transitional Small Business Disclosure Format (Check one):
                         Yes [ ] No [x]




                             E-AUTOMATE CORPORATION
                                  FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS



                                                                     Page
                                                                     -----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheets September 30, 2000 (Unaudited) and
  March 31, 2000                                                       3

 Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months Ended September 30, 2000 and 1999 and for the Cumulative Period From November 22, 1995 (Date of Inception) through
  September 30, 2000                                                   5

 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Three Months Ended September 30, 2000 and 1999 and for the Cumulative Period from November 22, 1995(Date of Inception) through
  September 30, 2000                                                   6

 Notes to the Condensed Consolidated Financial Statements (Unaudited)  7

Item 2. Management's Discussion and Analysis and Plan of Operations   11

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                     14

Item 6. Exhibits and Reports of Form 8-K                              18

Signatures                                                            19


                                      2













                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors. Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Commission, including the Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB.


INTRODUCTION

e-automate Corporation is a five-year old company that has developed and now markets sophisticated, highly scalable ERP (Enterprise Resource Planning) business management software systems designed to meet the needs of small businesses in a number of targeted vertical market segments. e-automate provides true Microsoft Windows(r) functionality; an intuitive, easy-to-use interface; task automation, and many more desirable innovations that streamline business operations and enable a company to be run more efficiently, effectively and profitably.

RESULTS OF OPERATIONS

Comparison of Quarters Ended September 30, 2000, and 1999.

GROSS REVENUE

For the quarter ended September 30, 2000, our total gross revenue was $242,173 compared to $88,046 for the quarter ended September 30, 1999, an increase of $154,127. The increase can be attributed to increased sales efforts in our market niche; hiring of additional sales representatives; and the release of our e-automate product version 3.0 . Through the first three months of this fiscal year, we hired additional sales staff. These sales representatives are now fully integrated into the sales process.

GROSS PROFIT

We experienced a gross profit for the quarter ended September 30, 2000, of $60,733 compared to gross loss of $(99,818) for the quarter ended September 30, 1999. The increase can be attributed to an increase in automation processes for the implementation of e-automate software. The automation has reduced the cost of implementation and therefore decreased the gross loss of the Company. Future plans show the gross profit margin to increase as we continue to refine our implementation processes and continue to develop automated implementation processes.

Our cost of license revenue includes the cost of manuals and product documentation, production media used to deliver our products, and packaging costs. Our cost of support and service revenues includes salaries and related expenses for the customer support, implementation and training services.

OPERATING EXPENSES

Our operating expenses are classified as research and development, sales and marketing, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, including salaries, employee benefits, incentive compensation, bonuses, travel costs, professional fees, telephone, communication, rent, and allocated facilities costs.

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

We anticipate that our operating expenses will remain relatively flat over the next two fiscal quarters. However, we intend to continue to incur higher research and development costs then our competitors in our current market niche. We will incur these costs in the production of additional automated implementation processes, product enhancements, and automated tasks to be sold as modules to our current product release. Further, we also intend to invest additional resources in the expansion of our sales, and support organizations to build an infrastructure to support our long-term growth strategy.

The number of our full-time employees increased from 15 as of September 30, 1999, to 76 full-time employees and four part-time employees as of September 30, 2000. To achieve profitability, we will have to increase our total revenues significantly. In order to achieve profitability, we had a workforce reduction of 21 employees on November 3, 2000. Overall quarterly cost of doing business is expected to decrease by approximately $258,000 beginning in the fourth fiscal quarter of 2000, and approximately $86,000 in December 2000. After the reductions, the number of employees is 65 full-time and 2 part-time employees.

The following paragraphs give a comparison of the period ending September 30, 2000, to the previous period ending September 30, 1999. However, in view of our limited operating history, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets.

Total operating expenses increased, from the quarter ended September 30, 1999, to the quarter ending September 30, 2000, a total of $1,165,758. Operating expenses totaled $1,625,575 for the quarter ended September 30, 2000, compared to a total of $459,817 for the quarter ended September 30, 1999. The following paragraphs detail the specific changes that created the increase in operating expenses.

General and administrative expenses for the quarter ending September 30, 2000, were $742,634 compared to $141,457 for the same quarter of the previous year, an increase of $601,177. The reason for the increase in general and administrative expenses is due to the expenses associated with a fully staffed management team, moving expenses, and expenses related to our new facility. Some of these expenses are one-time items while those expenses related to a larger workforce will be on going.

Research and development expenses increased a total of $398,562 from a September 30, 1999, total of $184,667 to the current quarter total of $583,229. The increase in our research and development expenditure is largely due to two specific development projects. Both projects were completed in this fiscal quarter and are expected to generate revenue as well as provide us with additional revenue sources through automated tasks and module sales. Continued research and development expenses will be required for these additional revenue generating products; however, we can now begin to generate higher revenue and gross profit with the completion of these two development projects.

Selling and marketing expenses for the quarter ending September 30, 1999, were $133,693 and increased for the period ending September 30, 2000, to $299,712. The increase of $166,019 represents our increased efforts in marketing our software package through attendance at various tradeshows and our direct selling. We expect an additional increase in these expenses over the next several fiscal quarters as we enter the selling phase of our company.

NET LOSS

Our net loss for the quarter ending September 30, 2000, was $1,567,577, an increase of $987,386, when compared to the loss for the quarter ended September 30, 1999, of $580,191.

LIQUIDITY AND CAPITAL RESOURCES

We are currently unable to finance our operations from operating activities,and historically we have relied on loans, equity instruments, and private placements from both inside and outside investors. We continue to finance our operations through the net proceeds from private placements of equity instruments.

At September 30, 2000, we had current assets of $491,685 and current liabilities of $990,250 resulting in negative working capital of $498,565 and a current ratio of 0.50. During the three-month period, from June 30, 2000, to September 30, 2000, we moved into a new facility incurring expenses associated with computer and office equipment. Currently, these expenses appear as current liabilities; however, we are in the process of securing leases for these expenses totaling approximately $250,000. Further, we purchased the Fastrak software asset from Core Systems for $200,000 in cash and 40,000 shares of common stock. Each of these transactions will help us in our growth stage; however, we realize that in order for us to capitalize on our market opportunity that we will need to raise additional capital. We intend to raise the additional funds needed through private placements of our equity instruments, loans and extensions from our creditors.

Our total liabilities as of September 30, 2000, were $1,022,502, a decrease of $175,278 when compared to total liabilities of $1,197,780 as of March 31, 2000.

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

FORWARD LOOKING STATEMENTS.

When used in this 10QSB and in other filings by e-automate with the Securities and Exchange Commission ("SEC"), in our press releases or in other public or stockholder communications or oral statements made with the approval of any of our authorized executive officers, the words or phrases "would be," "will allow," "intends to," "believes," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our beliefs and the assumptions we made using information currently available to us. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, our actual results for future periods could differ materially from those anticipated or projected.

We do not intend to update the forward looking statements contained in this report, except as may occur as part of our ongoing periodic reports filed with the Securities and Exchange Commission.



                        PART II - OTHER INFORMATION

Item 2. Changes in Securities.

(c) Recent Sales of Unregistered Securities

During the period from June 19, 2000 to October 17, 2000, the Company executed five securities purchase agreements (the "Purchase Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser" or the "Holder"), and issued 2,083 shares of Series A Convertible Stock for $2,083,000, less a 10% placement fee to the Purchaser, and issued warrants for the purchase of 416,600 common shares as explained below. The Purchase Agreement initially provided for the issuance of 5,000 shares of Series A Convertible Stock, at the rate of 500 shares per month, with 1,000,000 warrants for $4,500,000. Because of the Company's default on the terms of the Purchase Agreement as explained below in item 3 "Defaults Upon Senior Securities", the Purchaser ceased funding on October 17, 2000, providing only a partial funding of $83,000 (a total of 83 shares of Series A Preferred Stock) for the month of October 2000. As of October 31, 2000, there were a total of 2,083 shares of Series 2000-A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock has one Series 2000-A Warrant. Each Series 2000-A Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00 per share, or $4.00 per share if, during the first six months for which the Common Shares are quoted at less than $5.00 per share on the Nasdaq Stock Market System or reported on the NASD Bulletin Board. The Warrants are exercisable from 90 days following the effective date of registration of the underlying shares of Common Stock through June 21, 2004, provided that at the time of exercise a current prospectus relating to the Common Stock is then in effect and the Common Stock is qualified for sale or exempt from qualification under applicable state securities laws. The Series 2000-A Warrants are not subject to early redemption by the Company.

On July 14, 2000, the Company acquired a license and acquired the source code to a data-mining tool. To acquire these assets, the Company issued 50,000 shares of restricted common stock, valued at $150,000, or $3.00 per share, to the owners of ActiveViews Acquisition Corporation (Eric and Aaron Meyers) which held as its sole asset the user license and agreed to start up a new joint venture subsidiary called ActiveViews, Inc. For a 75% voting interest in Active Views, Inc., the Company has committed to fund $1,200,000 of Active Views, Inc.'s operations by issuing a $1,200,000 demand note payable to Active Views, Inc. The developers of the data-mining tool contributed the related source code for a 25% voting interest in the joint venture subsidiary.

On September 13, 2000, e-automate acquired the software rights for internal use, the related customer list, and accounts receivable of Core Software, Inc.'s FasTrak business segment in exchange for cash in the amount of $200,000 and 40,000 restricted common shares valued at $120,000 or $3.00 per share. The shares of restricted common stock were issued to Core Software, Inc. a Texas Corporation.


Item 3. Defaults Upon Senior Securities.

(a) Also refer to footnote #7 in the financial statements enclosed in Part 1
Item 1 above.

(b) On October 14, 2000 e-automate received a waiver of payment of dividends on the Series 2000-A Preferred shares until December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Index to Exhibits

Exhibit
No.     Description of Exhibit
-----  ----------------------
2. Plan of acquisition, reorganization, arrangement, Liquidation, or succession

2.1	Series A Preferred Stock Purchase Agreement, dated August 1, 2000, by and between ActiveViews, Inc. a Delaware corporation and the Series A Investors, Eric Meyers and Aaron Meyers.*(5)
2.2	Reorganization Agreement, dated August 1, 2000, between and among
        e-automate Corporation, a Delaware corporation, and ActiveViews Acquisition Corporation, a Utah corporation, Eric Meyers, an individual, and Aaron Meyers, an individual, e-automate, AAC,
        Aaron Meyers and Eric Meyers collectively referred to as the " Parties" and Aaron Meyers and Eric Meyers collectively referred to as the "Shareholders."*(5)
2.3	Joint Formation Agreement, dated August 1, 2000, between and among
        e-automate Corporation, a Delaware corporation, and Eric Meyers, an individual, and Aaron Meyers, an individual.*(5)
2.4 e-automate Stock Purchase Agreement, by and between ActiveViews, Inc. a Delaware corporation and e-automate Corporation, a Delaware corporation.*(5)


3.    Certificate of Incorporation and Bylaws

3.1  	Articles of Incorporation.(1)
3.2  	Bylaws(1)
3.3 	Amendment to Certificate of Incorporation changing name to Aureus
        Corporation.
3.4 	Amendment to Certificate of Incorporation changing name to
      	e-automate Corporation.(3)
3.5  	Articles of Incorporation of ActiveViews Acquisition Corporation,
        dated August 1, 2000.*(5)
3.6  	Bylaws of ActiveViews Acquisition Corporation.*(5)


4.    Instruments Defining Rights of Security Holders

4.1 	Certificate of Designation creating Series 2000-A Convertible
        Preferred Stock, dated as of June 19, 2000. (4)
4.2	Warrant Certificate for Series 2000-A Warrants, dated as of
        June 19, 2000. (4)
4.3	Certificate of Designation creating Series B Convertible Preferred
        Stock, dated as of June 19, 2000. dated as of June 19, 2000. dated as of June 19, 2000. (4)
4.4	Warrant Certificate for Series 2000-B Warrants, dated as of
        June 19, 2000. (4)


10.   Material Contracts

10.1 	1992 Stock Option Plan(1)
10.2	Stock Option Agreement with Jehu Hand(1)
10.3	Stock Option Agreement with Eric Anderson(1)
10.4	Stock Option Agreement with Jehu Hand(2)
10.5	1999 Stock Incentive Plan(3)
10.6	Stock Purchase Agreement with Richard Stout, James A. Phillips and Alan Fine, dated as of June 19, 2000. (4)
10.7	Loan Agreement with Inside Out Development, LLC. (4)
10.8	Securities Purchase Agreement with James K. Phillips, dated as of
        June 19, 2000. (4)
10.9	Securities Purchase Agreement with Alan Fine, dated as of
        June 19, 2000.  (4)
10.10	Securities Purchase Agreement with Lee Monson, dated as of
        June 19, 2000. (4)
10.11 Purchase Agreement between Registrant and Aspen Capital
        Resources, LLC, dated as of June 19, 2000. (4)
10.12 Asset Purchase and Sale Agreement, dated as of September 13, 2000

_____________________________

(1) Incorporated by reference to the same numbered exhibits as filed with the Company's registration statement on Form 10-SB, File No. 0-24380.
(2) Incorporated by reference by the Company's 1996 Annual Report on Form
    10-KSB.
(3) Incorporated by reference to the Company's quarterly report on Form
    10-QSB, filed December 2, 1999.
(4) Incorporated by reference to the Company's 2000 Annual Report filed on Form 10-KSB, dated June 30, 2000.
(5) Incorporated by reference to the Company's quarterly report on Form 10-QSB, filed August 15, 2000
_____________________________
*    Filed herewith.

(b)	Reports on Form 8-K

A Form 8-K/A was filed on 07/07/2000 regarding an Agreement And Plan of Merger dated June 14, 1999 between Aureus Corporation and Woodlake Village Associates, Inc., including the audited financial statements of Aureus Corporation as of and for the year ended March 31, 1999.

A Form 8-K was filed on 09/28/2000 regarding the acquisition of software source code and a customer list from Core Software, Inc.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      e-automate Corporation


      /s/ Lon D. Price
      _______________________
      Lon D. Price
      Chief Executive Officer
      Date: November 20, 2000



      /s/ Greg L. Popp
      _______________________
      Greg L. Popp
      Chief Financial Officer
      Date: November 20, 2000