Form 10QSB/A
period 2000-09-30
E AUTOMATE CORP/DE
filed 2000-11-21
CIK 925666

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  AMENDMENT NO.1

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


                      E-AUTOMATE CORPORATION
                             FORM 10-QSB/A
                            AMENDMENT NO. 1

                   QUARTER ENDED SEPTEMBER 30, 2000

                          TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION

                                                                    PAGE

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 2000 March 31, 2000                               3

    Condensed Consolidated Statements of Operations (Unaudited) for
     the Three and Six Months Ended September 30, 2000 and 1999
     and for the Cumulative Period From November 22, 1995
     (Date of Inception) through September 30, 2000                   5

    Condensed Consolidated Statements of Cash Flows (Unaudited) for
     the Six Months Ended September 30, 2000 and 1999 and for the Cumulative Period from November 22, 1995 (Date of Inception)
     through September 30, 2000                                       6

    Notes to the Condensed Consolidated Financial Statements
     (Unaudited)                                                      7

Item 2. Management's Discussion and Analysis and Plan of Operations   20



                     PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds                     20

Item 3. Defaults Upon Senior Securities					    21

Item 6. Exhibits and Reports of Form 8-K                              23

Signatures                                                            24

                    PART I - FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS

                         E-AUTOMATE CORPORATION AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                          ASSETS

                                               September 30,      March 31,
                                                        2000           2000
                                                  ----------     ----------
      CURRENT ASSETS

          Cash                                    $  338,095     $      219
          Investment in securities available-
            for-sale                                       -          5,470
          Trade accounts receivable, net of
            $17,901 and $0 allowance for doubtful
            accounts, respectively                   137,200         23,099
          Prepaid expenses                            16,390              -
                                                  ----------     ----------
           TOTAL CURRENT ASSETS                      491,685         28,788
                                                  ----------     ----------

       PROPERTY AND EQUIPMENT

          Furniture and fixtures                     307,122         75,566
          Computer equipment                         427,027        173,946
                                                  ----------     ----------

           TOTAL PROPERTY AND EQUIPMENT              734,149        249,512
          Less: Accumulated depreciation             (82,759)       (44,752)
                                                  ----------     ----------
           NET PROPERTY AND EQUIPMENT                651,390        204,760
                                                  ----------     ----------

      OTHER ASSETS
          Purchased software for internal use,
            net of accumulated amortization of
            $7,736 at September 30, 2000 and
            $2,755 at March 31, 2000                  86,037         15,548
          Purchased software for sale or lease,
            net of accumulated amortization of
            $12,500                                  137,500              -
          Purchased customer list, net of
            accumulated amortization of $10,169      233,895              -
          Security deposits                            9,362          5,401
          Deferred redeemable preferred stock
            offering costs                           491,595              -
                                                  ----------     ----------
            TOTAL OTHER ASSETS                       958,389              -
                                                  ----------     ----------

      TOTAL ASSETS                                $2,101,464     $  254,497
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         E-AUTOMATE CORPORATION AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                      (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                               September 30,      March 31,
                                                        2000           2000
                                                  ----------     ----------
     CURRENT LIABILITIES

          Cash overdraft                          $        -     $  114,075
          Accounts payable                           540,259        278,454
          Accrued liabilities                        334,689          1,258
          Deferred revenue                            63,732        158,138
          Notes payable - related party               25,000        237,281
          Revolving credit note payable                    -        169,915
          Note payable - current portion                   -        168,000
          Obligation under capital leases -
            current portion                           26,570         24,614
                                                  ----------     ----------

           TOTAL CURRENT LIABILITIES                 990,250      1,151,735
                                                  ----------     ----------
      LONG-TERM LIABILITIES
          Obligation under capital leases             32,252         46,045

      REDEEMABLE PREFERRED STOCK
          Series 2000-A convertible preferred
            stock - $0.001 par value; 5,500 shares
            authorized; 2,000 shares outstanding
            at September 30, 2000; liquidation
            preference $2,000,000                  1,000,448              -
                                                  ----------     ----------
       STOCKHOLDERS' EQUITY (DEFICIT)
          Series B Convertible preferred stock
            - $0.001 par value; 1,000,000 shares
            authorized; 629  shares outstanding
            at September 30, 2000 liquidation
            preference $629,000                      628,983              -
          Undesignated preferred stock - $0.001
            par value; 994,500 shares authorized;
            no shares outstanding                          -              -
          Common stock - $0.001 par value;
            20,000,000 shares Authorized;
            shares outstanding: 5,842,462 at
            September 30, 2000 and 5,296,205
            at March 31, 2000                          5,842           5,296
          Additional paid-in-capital               6,717,845       3,784,079
          Unearned compensation                     (113,622)       (179,572)
          Deficit accumulated during the
            development stage                     (7,160,534)     (4,553,086)
                                                 -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY
               (DEFICIT)                              78,514        (943,283)
                                                 -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)                             $ 2,101,464     $   254,497
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

                         E-AUTOMATE CORPORATION AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                                                                     For the Period
                                                                                                     From Inception
                                                                                                       (November 22,
                                               For the Three Months           For the Six Months               1995)
                                                 Ended September 30,          Ended September 30,            Through
                                             -------------------------     -------------------------   September 30,
                                                       2000       1999           2000           1999            2000
REVENUES                                     -------------- ----------    -----------     ----------     -----------
     Software licenses                       $      165,506 $   65,357    $  280,411      $  107,407     $   838,179
     Services                                        76,667     22,689       125,578         32,634         364,621
                                             -------------- ----------    ----------     ----------      ----------

          TOTAL REVENUES                            242,173     88,046       405,989        140,041       1,202,800

COST OF REVENUES                                    181,440    187,864       362,367        271,013       1,005,104
                                             -------------- ----------    ----------     ----------     -----------

GROSS PROFIT (LOSS)                                  60,733    (99,818)       43,622       (130,972)        197,696
                                             -------------- ----------    ----------     ----------     -----------

OPERATING EXPENSES
     Research and development                       583,229    184,667       927,000         298,096       2,645,790
     Selling and marketing                          299,712    133,693       562,144         216,910       1,938,922
     General and administrative                     742,634    141,457     1,088,120         598,934       2,450,235
                                             -------------- ----------    ----------     -----------     -----------
           TOTAL OPERATING EXPENSES               1,625,575    459,817     2,577,264       1,113,940       7,034,947
                                             -------------- ----------     ---------     -----------     -----------

LOSS FROM OPERATIONS                             (1,564,842)  (559,635)   (2,533,642)     (1,244,912)     (6,837,251)

INTEREST EXPENSE                                     (2,735)   (20,556)      (34,244)        (51,839)       (283,721)
                                             -------------- ----------   -----------      ----------     -----------
NET LOSS                                         (1,567,577)  (580,191)   (2,567,886)     (1,296,751)     (7,120,972)

PREFERRED DIVIDENDS                                 (36,802)         -       (39,562)              -         (39,562)
                                             -------------- ----------   -----------      ----------     -----------

LOSS APPLICABLE TO COMMON SHARES             $  (1,604,379) $ (580,191)  $(2,607,448)     $(1,296,751)   $(7,160,534)
                                             =============  ==========   ===========      ===========    ===========
BASIC AND DILUTED LOSS PER
  COMMON SHARE                               $       (0.28)$     (0.12)  $     (0.47)     $     (0.33)   $     (2.32)
                                             ============= ===========   ===========      ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN PER SHARE CALCULATION              5,794,070    4,793,168    5,593,919         3,936,257      3,085,838
                                             ============  ============  ==========       ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          E-AUTOMATE CORPORATION AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                                 For the Period
                                                                                 From Inception
                                                                                  (November 22,
                                                                                           1995)
                                                           For the Six Months            Through
                                                           Ended September 30,     September 30,
                                                       --------------------------    -----------
                                                              2000           1999           2000
                                                       -----------    -----------    -----------
       CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                    $(2,567,886)   $(1,296,751)   $(7,120,972)
           Adjustments to reconcile net income to
              net cash used in operating activities:
               Depreciation and amortization                65,657         16,001        113,164
            Common stock issued for legal expense           20,001              -         20,001
            Common stock issued for interest expense             -              -         15,360
            Preferred stock issued for interest expense      4,835              -          4,835
            Preferred stock issued for rent expense         13,500              -         13,500
            Stock-based compensation                        36,000        248,160        695,050
            Compensation from stock options granted         65,950         46,190        295,682
            Compensation paid with a note payable                -         58,969         58,969
            Debt discount amortized as interest                  -          2,125         44,125
            Change in assets and liabilities:
                Trade accounts receivable                  (98,500)      (133,302)      (129,784)
                Prepaid expenses                           (16,390)             -        (16,390)
                Securities deposit                          (3,961)        (2,481)        (9,362)
                Accounts payable                           261,805        (17,897)       540,259
                Accrued liabilities                        293,869        (13,390)       298,937
                Deferred revenue                           (94,406)       178,043         71,917
                                                       -----------    -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES            (2,019,526)      (878,539)    (5,104,709)
                                                       ----------     -----------    -----------

       CASH FLOWS FROM INVESTING ACTIVITIES

           Proceeds from sales of securities
             available-for-sale                             74,415              -        487,695
           Purchase of property and equipment             (486,088)       (84,851)      (656,829)
           Purchase of software for internal use           (13,684)        (7,135)       (13,684)
           Purchase of source code and customer
             list                                         (200,000)             -       (200,000)
                                                       -----------    -----------    -----------
       NET CASH PROVIDED BY INVESTING ACTIVITIES          (625,357)       (91,986)      (382,818)
                                                       -----------    -----------    -----------
       CASH FLOWS FROM FINANCING ACTIVITIES

           Decrease in bank overdraft                     (114,075)        (3,082)             -
           Proceeds from issuance of common stock        1,243,219        710,085      3,100,005
           Proceeds from issuance of redeemable
             preferred stock and warrants                1,805,000        225,000      1,805,000
           Proceeds from issuance of notes payable               -              -        672,000
           Proceeds from notes payable - related
             parties                                       445,000         40,000        883,997
           Principal payments on notes payable -
             related parties                              (384,548)       (72,355)      (767,067)
           Principal payments on obligation under
             capital leases                                (11,837)         7,165        (30,228)
           Payments to redeem common stock from
             employees                                           -              -         (8,000)
           Net change in revolving line of credit
             note payable                                        -         74,787        169,915
                                                       -----------    -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES         2,982,759        981,600      5,825,622
                                                       -----------    -----------    -----------

       NET INCREASE IN CASH                                337,876         11,075        338,095

       CASH AT BEGINNING OF PERIOD                             219            386              -
                                                       -----------    -----------    -----------
       CASH AT END OF PERIOD                           $   338,095    $    11,461    $   338,095
                                                       ===========    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

             E-AUTOMATE CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
      NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Condensed Interim Financial Statements - The accompanying consolidated financial statements at September 30, 2000 and for the three and six months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year. The accompanying consolidated financial statements include the accounts and transactions of e-automate Corporation and its wholly owned subsidiaries. The operations of acquired entities have been included from the dates of their acquisitions. Intercompany accounts and transactions have been eliminated in consolidation.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company sustained losses of $2,567,886 and $1,296,751 during the six months ended September 30, 2000 and 1999, respectively. In addition, operating activities used cash of $2,019,526 and $878,539 during the same periods, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. Management's plans include obtaining additional equity financing and management believes that profitability and cash flows from operations will improve and will provide the necessary capital to fund operations due to the continued success of existing products and the introduction of new products. Subsequently during November, 2000 the Company has reduced its work force by 25%. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, because the Company's registration statement was not effective by October 17, 2000, the Company is in default on the terms of the Series 2000-A preferred stock purchase agreement, the results of which are disclosed in
Note 6.

Property and Equipment - Property and equipment are reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended September 30, 2000 and 1999 was $38,007 and $15,100, respectively. Major categories of property and equipment and estimated useful lives are as follows:

                                              Estimated
                                             Useful Life
                                             -----------
               Furniture and fixtures         5-7 years
               Computer equipment              5 years

Other Assets, Including Intangible Assets - The realizability of intangible and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated expected net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgment to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

Software Revenue and Cost Recognition - Revenue from licenses of the e-automate system is recognized when delivery is complete, when no significant obligations remain unfulfilled by the Company under the terms of the license contract and when collection of any remaining receivable is probable. Payments collected prior to recognition are accounted for as a liability, "deferred revenue." Until approximately August 15, 2000, licenses of the e-automate system provided for a return of the software by the customer through the completion of implementation and data conversion-- typically 30 or 60 days from the date of the license. Accordingly, an allowance for returns was provided and included in the deferred revenue liability until the return privilege expired. Subsequently, the Company has changed its policy to allow for return of the software within 30 days of delivery. Costs related to software licenses are not material due to charging software research and development costs to expense as incurred. Revenue from implementation and data conversion are unbundled from software license revenue and are included in revenue from services.

Revenue from services, including software implementation, data conversion, training and consulting, are recognized as the services are performed during the implementation phase and are non-refundable. Service revenues from post-contract customer support contracts and software upgrade contracts are recognized ratably over the period of the related contracts, which are generally 12 months.

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,274,419 and 227,474 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the years ended March 31, 2000 and 1999, respectively, and 2,060,396 and 367,967 for the three months ended June 30, 2000 and 1999, respectively.

Stock-Based Compensation - The Company accounts for compensation from stock options granted to employees based on the intrinsic value of the options on the dates granted.

NOTE 2 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - During the six months ended
September 30, 2000 and 1999 the Company paid $17,313 and $47,605 for interest, respectively.

Noncash Investing and Financing Activities - On July 14 the Company issued 50,000 common shares for the purchase of software for sale or lease. On September 13, 2000, the Company issued 40,000 common shares and $200,000 cash in the purchase of the software rights, source code, customer list and accounts receivable relating to the FasTrak business segment of Core Software, Inc.

During the year ended March 31, 2000, the Company issued 139,607 common shares upon receipt of marketable securities with a fair value of $418,750. The Company issued 626,040 common shares upon conversion of convertible debentures in the amount of $333,000. The Company entered into capital lease agreements for $89,000 of office and computer equipment.

During the three months ended June 30, 2000, the Company issued 23,815 common shares upon receipt of marketable securities with a fair value of $68,945. The Company issued 629 shares of Preferred Series B stock upon conversion of $168,000 in notes payable, $272,733 in related party notes payable, $169,915 in a revolving credit note payable with a related party, and $18,335 in expenses.

NOTE 3 - OTHER ASSETS

Purchased Software for Internal Use - The Company has recorded purchased software for internal use as an other asset. Except for the FasTrak source code discussed below, these licenses are amortized over a five-year period by the straight-line method. Amortization expense for the six months ended September 30, 2000 and 1999 was $4,981 and $901, respectively.

FasTrak Asset Purchase - On September 13, 2000, e-automate acquired the software rights and source code, the related customer list and accounts receivable of Core Software, Inc.'s FasTrak business segment in exchange for cash in the amount of $200,000 and 40,000 common shares valued at $120,000 or $3.00 per share. Management believes the source code may be useful for analysis in order to improve the Company's current products but does not intend selling licenses of any kind relating to this software. Management also believes the Company may successfully convert many of the existing FasTrak customers to the Company's software. Based on management's estimate of the fair value of the acquired assets and discounted projected future cash flows, the purchase price was allocated $15,601 to accounts receivable, $59,795 to the software rights and source code, which has been recorded as purchased software for internal use and $244,064 to the customer list. The software rights and source code and the customer list are being amortized over a two-year period on a straight-line basis.

Purchased Software for Sale or Lease - On July 14, 2000, the Company acquired a license to bundle a data mining tool with its core software product, and acquired the source code to the same data mining tool. To acquire these assets, the Company issued 50,000 shares of common stock, valued at $150,000, or $3.00 per share, to the owners of ActiveViews Acquisition Corporation which held as its sole asset the user license and agreed to start up a new joint venture subsidiary called Active Views, Inc. (AVI). The Company owns 100% of the outstanding common shares in AVI, representing a 75% voting interest in the joint venture subsidiary. The Company has also committed to fund $1,200,000 of the operations of AVI by issuing a $1,200,000 demand note payable to AVI. The developers of the data mining tool own 2.5 million convertible preferred shares of AVI, representing a 25% voting interest in the joint venture subsidiary. The source code and the minority interest are valued at its historical cost of zero on the books of AVI and consolidated statements herein. The Company will account for the acquisition as the purchase of software for sale or lease in the amount of $150,000 and will amortize the software over a three-year period on a straight-line basis.

NOTE 4 - RELATED PARTY NOTES PAYABLE

An officer and director advanced $334,997 to the Company during the year ended March 31, 2000 to meet current operating expenses and was repaid $252,234 resulting in a balance on March 31, 2000 of $165,178. During the quarter ended June 30, 2000, the same officer and director advanced the Company $245,000 to meet current operating expenses and was repaid $103,510. On June 19, 2000 the Company converted $251,667 of these notes payable into Preferred Series B stock. The remaining balance on the notes payable to this officer and director at June 30, 2000 was $55,001. In addition, another officer and director advanced $25,000 to the Company during the year ended March 31, 2000 from a personal line of credit for which the Company has committed to pay the note according to its terms. The interest rate is 9.75% and has a credit limit of $100,000 and a balance at March 31, 2000 of $22,103. During the three months ended June 30, 2000, $1,037 was paid on this loan. The remaining balance of $21,066 was converted into Preferred Series B shares on June 19, 2000.

On May 8, 2000, an officer and director advanced $200,000 to the Company to meet current operating expenses. The loan bore interest at 8 percent. On July 5, 2000 the entire principal balance and all accrued interest was paid to the officer.

During December 1998, the Company redeemed 531,288 common shares in exchange for a note payable to an officer in the amount of $110,000. During the year ended March 31, 1999, the Company issued $79,000 in related party notes payable for cash proceeds of $79,000, and the Company advanced to an officer $59,365, resulting in an aggregate related party notes payable at March 31, 1999 of $129,635. During the year ended March 31, 2000 the Company made cash payments to the officer of $60,000 resulting in a balance at March 31, 2000 of $50,000. During the six months ended September 30, 2000, the Company made payments of $25,000, resulting in a balance of $25,000 at September 30, 2000.

NOTE 5 - NOTES PAYABLE

At March 31, 2000 the Company had a note payable of $168,000, bearing interest at 22%, due at various dates through March 31, 2001, secured by the assets of the Company. The note payable was converted into 168 Preferred Series B shares on June 19, 2000.

From inception through March 31, 1998, the Company issued convertible debentures for cash in the amount of $243,000. During April and May 1999, the Company issued an additional $90,000 of convertible debentures for cash. The debentures provide for conversion of principal into shares of the Company's common stock at $0.53 per share. The conversion rate was granted when the fair value of the shares was $0.13 per share. On May 29, 1999, holders of $333,000 in convertible debentures exercised their right under the debenture agreements and converted their debentures into 626,040 common shares at $0.53 per share.

Subsequently, on October 27, 2000, an officer and director advanced $107,000 to the Company to meet current operating expenses. The loans bear interest 12% and are due on demand not prior to February 1, 2001.

NOTE 6 - OBLIGATION UNDER CAPITAL AND OPERATING LEASES

On July 1, 1999 the Company entered into one-year agreements to lease four sections of office space for monthly payments of $1,939, $1,939, $1,350, and $744, respectively. A yearly escalation allowance of 3% is provided in the lease agreements. On May 14 and August 14, 2000, respectively, the Company entered into two five-year lease agreements for its new main offices and terminated the prior leases. The total monthly cost of the leases is $20,655, with a yearly escalation allowance of 3%. Subsequently, on October 8, 2000, the Company entered into a lease agreement for an office in Houston, Texas. The lease terms are month-to-month with a monthly rental of $525. The Company has other operating leases with estimated monthly payments of $220. Rental expense for the year ended March 31, 2000 was $46,585. The future minimum lease payments for capital and operating leases are as follows:


  For the Year Ending               Capital    Operating
  March 31,                         Leases      Leases
  -----------------                ---------   ----------

  2001                             $  34,208   $  140,731
  2002                                33,585      254,832
  2003                                11,378      260,798
  2004                                 7,909      268,617
  2005                                 2,221      276,673
                                    --------    ---------
  Total minimum payments              89,301   $1,201,651
                                               ==========
  Less amount representing interest  (18,642)
                                    --------
  Present value of net
   minimum lease payments             70,659
  Less current portion               (24,614)
                                    --------
  Long-term capital
   lease obligation                  $46,045
                                    ========

NOTE 7 - REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock - On June 19, 2000, the Board of Directors designated 5,500 shares of preferred stock as Series 2000-A convertible preferred stock (the "Series A Convertible Stock") with a $0.001 par value per share and a stated value of $1,000 per share. The Series A Convertible Stock shareholder is entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Stock is convertible.

Securities Purchase Agreement - During the period from June 19, 2000 to October 17, 2000, the Company executed five securities purchase agreements (the "Purchase Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser" or the "Holder"), and issued 2,083 shares of Series A Convertible Stock for $2,083,000, less a 10% placement fee to the Purchaser, and issued warrants for the purchase of 416,600 common shares as explained below. The Purchase Agreement initially provided for the issuance of 5,000 shares of Series A Convertible Stock, at the rate of 500 shares per month, with 1,000,000 warrants for cash in the amount of $4,500,000. Because of the Company's default on the terms of the Purchase Agreement as explained below, the Purchaser suspended funding on October 17, 2000, providing only a partial funding for the month of October 2000.

Events of Noncompliance -- Under the Purchase Agreement, an event of noncompliance shall have occurred if (i) the Company fails to pay on any dividend payment date the full amount of dividends then accrued, (ii) the Company fails to make any redemption payment which it is required to make, (iii) any registration statement required to be filed by the Company and declared effective by the Securities and Exchange Commission pursuant to the Purchase Agreement shall not become effective by October 17, 2000 or shall cease to be effective, or (iv) after October 17, 2000 the common stock is suspended from trading on or the price for the common stock is not quoted or reported on the NASDAQ Stock Market System or the NASD OTC Bulletin Board, or (v) an other event of non-compliance as defined in the Certificate of Designation for the Series-A Convertible Preferred Stock.

Conversion and Redemption - The Series A Convertible Stock is convertible into common stock at 80% of the average of the three lowest quoted closing bid prices during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $5.75 per share and no minimum conversion price. Before the date of default, the conversion was subject to a $3.25 minimum conversion price. On or after December 19, 2001, the Company can require conversion of the Series A Convertible Stock, upon a 30-day notice to the Series A Convertible Stock shareholder.

Warrants - The warrants are exercisable at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the shares is less than $5.00 per share at anytime during the first six months for which the Company's common stock is quoted, the exercise price will be $4.00 per share.

In connection with this offering, additional warrants to purchase 500,000 shares of common stock at $5.00 per share were issued as a financing fee and for cash proceeds of $5,000 on June 19, 2000. The fair value of the warrants of $819,327 was determined based on the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.56%; expected dividend yield of 0%; estimated volatility of 125%; and expected life of two years. The fair value of the warrants was recorded as deferred offering costs and is being charged against the proceeds received from each issuance of Series A Convertible Stock.

Allocation of Proceeds -On June 19, July 19, August 18 and September 15, 2000 (Funding Dates), the Company issued 500 shares of Series A Convertible Stock in exchange for net proceeds of $1,800,000. The placement fee to the Purchaser was netted against the proceeds. On each funding date, the net proceeds less amortization of deferred offering costs of $81,932 were allocated between the Series A Convertible Stock and the warrants based on the relative fair value of those instruments with $117,956 allocated to the warrants and $250,112 allocated to the Series A Convertible Stock. If the Purchaser notifies the Company it is discontinuing the Series A Convertible Stock financing, the remaining deferred offering costs will be charged to operations during such period.

Adjustment of the Conversion Price - If, after June 19, 2000, the Company issues or sells any shares of common stock or grants any rights or options to purchase common stock or any stock or other securities convertible into or exchangeable for common stock or issues or sells any convertible securities, and the value per share for such common stock is less than the fair market value per share, the conversion price of the Series A Convertible Stock is reduced according to a formula defined in the Purchase Agreement.

Default- Effective October 17, 2000 (date of default), the Company is in default on the provisions of the Series A Convertible Stock Purchase Agreement, since it did not have an effective registration statement on that date, and since the trading price of the Company's common stock was not quoted or reported on the NASDAQ Stock Market System or the NASD OTC Bulletin Board . As a result, the dividend rate on the stated value of Series A Convertible Stock outstanding ($2,083,000 as of October 17, 2000) increased from 8% to 21% per year and the

Company is required to issue 44,865 common shares per month (7% of the number of common shares the Series-A Convertible Stock is convertible into at $3.25 per share) as additional consideration for the preferred shares. Cumulative dividends are payable quarterly. The Company has received a waiver from the Holder for dividends due as of September 30, 2000. Accordingly, $24,222 in dividends on the Series A Convertible Stock are included in the Company's accrued liabilities balance. The Holder, at its option, may elect to receive payment of dividends in cash or in common stock. Dividends on the Series A Convertible Stock rank senior to dividends payable on all other series or classes of stock.

Mandatory Redemption - From the date of default, the holder of the Series A Convertible Stock has the option to require the Company to redeem all of the outstanding shares of Series A Convertible Stock at 125% of their stated value, or $1,250 per share (the Redemption Price).Should the holder request redemption by issuing a written notice,the Company has ten days to pay the holder the Redemption Price plus accrued dividends. The Company is required to make the redemption payment ahead of any liquidation payments to the common and Series B convertible preferred shareholders. If the Company fails to make the redemption payment, dividends will continue to accrue on all outstanding Series A Convertible Stock at 21% per year on the stated value of the Series
A Convertible Stock until paid in full, the conversion price will be reduced by $1.00 per share and will not be subject to the minimum conversion price of $3.25 per share in effect prior to the date of default. Additionally, the warrants issued to the holder become immediately exercisable. Due to the redemption provisions and the events of default above, effective on the date of default, the Company's Series 2000-A convertible preferred stock balance will be increased to 125% of the stated value up to the Redemption
Price with a charge to preferred dividends in the amount of approximately $1,500,000, without regard to whether the Holder exercises the redemption option.

NOTE 8 - SERIES B CONVERTIBLE STOCK

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

On June 19, 2000, the Company issued 629 shares of Preferred Series B stock upon the conversion of $168,000 in notes payable, $442,648 in related party notes payable, and $18,335 in expense reimbursements. Cumulative unpaid dividends of $14,118 are included in accrued liabilities at September 30, 2000.

NOTE 9 - COMMON STOCK

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

As part of the 1999 Offering, the Company also issued 139,607 units, as described in the preceding paragraph, in exchange for securities available-for-sale valued at $418,750. The units were issued at $3.00 per unit.

In contemplation of the reorganization and the 1999 Offering, an advance in the amount of $135,000 was received from an investor during May 1999 in order to meet short-term expenses. The advance was converted into 45,000 units under the 1999 Offering, at $3.00 per share on July 11, 1999.

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

During December 1999, the Company issued 11,750 shares upon exercise of stock options for cash proceeds in the amount of $62.

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

From January through September 2000, the Company issued 18,000 shares to one of the Company's directors as part of an agreement to compensate the director for his services by issuing 24,000 common shares according to a 12-month vesting schedule, or 2,000 shares per month.

From April to June 2000, the Company issued 203,539 investment units, under the terms of the 2000 Placement, for cash proceeds of $610,619 or $3.00 per unit. Included as a part of the 2000 Placement, 1,363 units were issued in exchange for securities available-for-sale with a value of $4,091, or $3.00 per unit. In fulfillment of subscription agreements under the 1999 Offering, 21,822 units were issued in exchange for securities available-for-sale with a value of $64,854, or $3.00 per unit.
During June 2000, the Company issued 210,866 units, under the terms of the 2000 Placement, for subscriptions receivable in the amount of $632,600, or $3.00 per unit. All funds related to the subscription receivables were received during July 2000. The 2000 Placement was closed June 30, 2000.

During June 2000, 6,667 common shares were issued for legal services with a value of $20,001. The value of these shares was based upon the value the company received upon the issuance of common shares for cash in private placements during the weeks surrounding this issuance.

As discussed in Note 3, on July 14 and September 13, 2000, the
Company issued 50,000 and 40,000 common shares, respectively in the purchase of software for sale or lease and the purchase of software for internal use.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options - Between January 1998 and March 31, 1999, the Company issued 227,474 non-qualified employee stock options with a weighted-average exercise price of $0.53 per share, which expire 10 years from the grant date. The options vest 25% after one year and then 6.25% per quarter of the employees' service. Since the exercise price was in excess of the fair value of the underlying shares on the grant date, no compensation was recognized in connection with these options.

During 1999, the Company adopted the 1999 Employee Incentive Stock Option Plan ( the "1999 Plan"). The 1999 Plan provides for issuance of up to 1,000,000 options vesting over four years with 25% vesting one year from the grant date and vesting thereafter at a rate of 6.25% per quarter year of service. The unexercised options expire ten years from the date of grant. During the year ended March 31, 2000, the Company granted 306,266 options with a weighted-average exercise price of $1.59 per share, according to the terms of the 1999 Plan. Some of the option agreements designated exercise prices below the fair value of the underlying shares on the grant date and compensation in the amount of $455,704 will be recognized over the vesting period of the options. During the year ended March 31, 2000, the Company recognized $229,732 as compensation related to employee stock option grants. During the six months ended September 30, 2000 the Company recognized $65,950 as amortization of unearned compensation relating to stock option grants.

During the six months ended September 30, 2000 the Company granted 664,750 incentive stock options, all with an exercise price of $3.00 per share under terms of the 1999 Plan.

A summary of the status of the Company's employee stock options as of September 30, 2000 and March 31, 2000 and changes during the periods then ended are presented below:

                                September 30, 2000        March 31, 2000         March 31, 1999
                              ----------------------  ----------------------  ----------------------
                                Weighted-Average         Weighted-Average        Weighted-Average
                                           Exercise               Exercise                Exercise
                                Shares      Price       Shares      Price       Shares      Price
                              ----------  ----------  ----------  ----------  ----------  ----------
Outstanding at beginning
 of period                       502,790   $   1.15      227,474    $  0.53            -    $    -
Granted                          664,750       3.00      306,266       1.59      227,474      0.53
Exercised                              -          -      (11,750)      0.01            -         -
Forfeited                        (38,400)      1.91      (19,200)      0.58            -         -
                              ----------              ----------              ----------
Outstanding at end of period   1,129,140       1.94      502,790       1.15      227,474      0.53
                              ==========              ==========              ==========
Options exercisable at
 the end of the period           191,243                  69,570                       -
                              ==========              ==========              ==========
Weighted-average fair value
 of options granted during
 the period                   $     3.00              $     2.11              $     0.02
                              ==========              ==========              ==========

The following table summarizes information about stock options outstanding at September 30, 2000:

                      Options Outstanding             Options Exercisable
                ----------------------------------  -----------------------
                  Number    Weighted-                Number
               Outstanding   Average    Weighted-  Exercisable   Weighted-
   Range of        at       Remaining    Average       At        Average
   Exercise      September  Contractual  Exercise   September    Exercise
    Prices       31, 2000      Life        Price     31, 2000     Price
  ------------  ----------  ----------  ----------  ----------  ----------
  $0.01 - 0.99     312,090       8.38    $   0.47      117,393   $  0.46
  $1.00 - 2.99      56,400       8.76        1.00       14,100      1.00
  $3.00 - 3.49     760,650       9.61        3.00       57,750      3.00
                 ---------                           ---------
  $0.01 - 5.00   1,129,140                             191,243


The following table summarizes information about stock options outstanding at March 31, 2000:

                      Options Outstanding             Options Exercisable
                ----------------------------------  -----------------------
                  Number    Weighted-                Number
               Outstanding   Average    Weighted-  Exercisable  Weighted-
   Range of        at       Remaining    Average       At       Average
   Exercise      March 31,  Contractual   Exercise   March 31,   Exercise
    Prices         2000        Life       Price        2000       Price
  ------------  ----------  ----------  ----------  ----------  ----------
  $0.01 - 0.99     312,084       8.89    $   0.48      69,570    $   0.42
  $1.00 - 2.99      81,400       9.27        1.00           -           -
  $3.00 - 3.49      98,556       9.51        3.00           -           -
  $3.50 - 5.00      10,750       9.52        4.90           -           -
                ----------                          ----------
  $0.01 - 5.00     502,790                              69,570


The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant dates, loss applicable to common shares and basic and diluted loss per common share would have increased to the pro forma amounts indicated below:



                                          For the Three Months        For the Years
                                          Ended September 30,         Ended March 31,
                                        ------------------------  ------------------------
                                           2000         1999         2000         1999
                                        -----------  -----------  -----------  -----------
     Loss applicable to common shares:
       As reported                      $(2,607,448) $(1,296,751) $(3,296,591) $  (618,277)
       Pro forma                         (2,766,858)  (1,462,892)  (4,266,486)    (623,778)
     Basic and diluted loss per share:
       As reported                      $     (0.47) $     (0.33) $     (0.73) $     (0.24)
       Pro forma                              (0.49)       (0.37)       (0.95)       (0.24)


The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 2000: weighted-average risk-free interest rate of 5.75%; estimated life of 10 years; dividend yield of 0.0% and, expected volatility of 0.0%. Assumptions used for grants during the six months ended September 30, 2000 were: weighted-average risk-free interest rate of 6.0%; estimated life of 10 years; dividend yield of 0.0% and expected volatility of 125%.

Stock Purchase Warrants - Under the terms of the 1999 private placement offering, the Company issued 239,835 Class A warrants and 239,835 Class B warrants in connection with the 479,669 shares of common stock issued under that offering. Additionally, the Company issued 40,000 Class A warrants and 40,000 Class B warrants in conjunction with the 80,000 shares of common stock issued under a private placement offering. Each Class A warrant is convertible at $3.50 per share through August 31, 2000, and each Class B warrant is convertible at $4.50 per share through February 28, 2001. Subsequently, during the six months ended September 30, 2000, the Class A warrants were modified to extend the expiration date to February 28, 2001. The Company issued 657,102 Class C warrants along with 657,102 shares of common stock under the terms of the 2000 private placement offering. Each Class C warrant is convertible into one common share at $5.50 per share through August 31, 2001. During the six months ended September 30, 2000, 416,600 Series 2000-A warrants were issued in connection with the issuance of the Series A Convertible Stock discussed in Note 7. These warrants are exercisable at an initial price of $5.00 per share through May 31, 2004. If the fair market value of the Company's common shares is less than $5.00 per share at anytime during the first six months for which the Company's common stock is quoted, the exercise price will be $4.00 per share. Also in connection with the issuance of the Series A Convertible Stock, 500,000 additional warrants were issued to purchase the Company's common shares at $5.00 per share through May 31, 2004.

NOTE 11 - COMMITMENTS

During December 1999 the shareholders elected a new director and the Company agreed to compensate the director for his services by issuing 24,000 common shares according to a 12-month vesting schedule, or 2,000 shares per month.

The Company has committed to fund $1,200,000 of the operations of its subsidiary, Active Views, Inc. (AVI) by issuing a $1,200,000 demand note payable to AVI. See Note 3.



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


Item 3. Defaults Upon Senior Securities.

(a) Effective October 17, 2000 (date of default), the
Company is in default on the provisions of the Series A Convertible Stock Purchase Agreement, since it did not have an effective registration statement on that date, and since the trading price of the Company's common stock was not quoted or reported on the NASDAQ Stock Market System or the NASD OTC Bulletin Board . As a result, the dividend rate on the stated value of Series A Convertible Stock outstanding ($2,083,000 as of October 17, 2000) increased from 8% to 21% per year and the Company is required to issue 44,865 common shares per month (7% of the number of common shares the Series-A Convertible Stock is convertible into at $3.25 per share) as additional consideration for the preferred shares. Cumulative dividends are payable quarterly. The Company has received a waiver from the Holder for dividends due as of September 30, 2000. Accordingly, $24,222 in dividends on the Series A Convertible Stock are included in the Company's accrued liabilities balance. The Holder, at its option, may elect to receive payment of dividends in cash or in common stock. Dividends on the Series A Convertible Stock rank senior to dividends payable on all other series or classes of stock.

Mandatory Redemption - From the date of default, the holder of the Series A Convertible Stock has the option to require the Company to redeem all of the outstanding shares of Series A Convertible Stock at 125% of their stated value, or $1,250 per share (the Redemption Price).Should the holder request redemption by issuing a written notice,the Company has ten days to pay the holder the Redemption Price plus accrued dividends. The Company is required to make the redemption payment ahead of any liquidation payments to the common and Series B convertible preferred shareholders. If the Company fails to make the redemption payment, dividends will continue to accrue on all outstanding Series A Convertible Stock at 21% per year on the stated value of the Series
A Convertible Stock until paid in full, the conversion price will be reduced by $1.00 per share and will not be subject to the minimum conversion price of $3.25 per share in effect prior to the date of default. Additionally, the warrants issued to the holder become immediately exercisable.

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
        by and between ActiveViews, Inc. a Delaware corporation and the Series A Investors, Eric Meyers and Aaron Meyers.(5)
2.2	Reorganization Agreement, dated August 1, 2000, between and among
        e-automate Corporation, a Delaware corporation, and ActiveViews Acquisition Corporation, a Utah corporation, Eric Meyers, an individual, and Aaron Meyers, an individual, e-automate, AAC,
        Aaron Meyers and Eric Meyers collectively referred to as the " Parties" and Aaron Meyers and Eric Meyers collectively referred to as the "Shareholders."(5)
2.3	Joint Formation Agreement, dated August 1, 2000, between and among
        e-automate Corporation, a Delaware corporation, and Eric Meyers, an individual, and Aaron Meyers, an individual.(5)
2.4 e-automate Stock Purchase Agreement, by and between ActiveViews, Inc. a Delaware corporation and e-automate Corporation, a Delaware corporation.(5)


3.    Certificate of Incorporation and Bylaws

3.1  	Articles of Incorporation.(1)
3.2  	Bylaws(1)
3.3 	Amendment to Certificate of Incorporation changing name to Aureus
        Corporation.
3.4 	Amendment to Certificate of Incorporation changing name to
      	e-automate Corporation.(3)
3.5  	Articles of Incorporation of ActiveViews Acquisition Corporation,
        dated August 1, 2000.(5)
3.6  	Bylaws of ActiveViews Acquisition Corporation.(5)


4.    Instruments Defining Rights of Security Holders

4.1 	Certificate of Designation creating Series 2000-A Convertible
        Preferred Stock, dated as of June 19, 2000. (4)
4.2	Warrant Certificate for Series 2000-A Warrants, dated as of
        June 19, 2000. (4)
4.3	Certificate of Designation creating Series B Convertible Preferred
        Stock, dated as of June 19, 2000. dated as of June 19, 2000. dated as of June 19, 2000. (4)
4.4	Warrant Certificate for Series 2000-B Warrants, dated as of
        June 19, 2000. (4)


10.   Material Contracts

10.1 	1992 Stock Option Plan(1)
10.2	Stock Option Agreement with Jehu Hand(1)
10.3	Stock Option Agreement with Eric Anderson(1)
10.4	Stock Option Agreement with Jehu Hand(2)
10.5	1999 Stock Incentive Plan(3)
10.6	Stock Purchase Agreement with Richard Stout, James A. Phillips and Alan Fine, dated as of June 19, 2000. (4)
10.7	Loan Agreement with Inside Out Development, LLC. (4)
10.8	Securities Purchase Agreement with James K. Phillips, dated as of
        June 19, 2000. (4)
10.9	Securities Purchase Agreement with Alan Fine, dated as of
        June 19, 2000.  (4)
10.10	Securities Purchase Agreement with Lee Monson, dated as of
        June 19, 2000. (4)

10.11 Purchase Agreement between Registrant and Aspen Capital
        Resources, LLC, dated as of June 19, 2000. (4)
10.12 Asset Purchase and Sale Agreement, dated as of September 13, 2000
27	Financial Data Schedule *
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

      e-automate Corporation


      /s/ Lon D. Price
      _______________________
      Lon D. Price
      Chief Executive Officer
      Date: November 21, 2000



      /s/ Greg L. Popp
      _______________________
      Greg L. Popp
      Chief Financial Officer
      Date: November 21, 2000