Form 10QSB
period 2000-12-31
E AUTOMATE CORP/DE
filed 2001-02-20
CIK 925666

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                  FORM 10-QSB


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Quarter Ended December 31, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                    For the transition period from _____ to _____

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

                                 (801) 492-1705
              (Registrant's telephone number, including area code)



State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2001:

                        Common Stock:         5,935,198

Transitional Small Business Disclosure Format (Check one):
                         Yes [ ] No [x]

/1/

                             E-AUTOMATE CORPORATION
                                  FORM 10-QSB

                        QUARTER ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS



                                                                     Page
                                                                     -----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheets(Unaudited)December 31, 2000 and
  March 31, 2000                                                       3

 Condensed Consolidated Statements of Operations (Unaudited) for the
  Three and Nine Months Ended December 31, 2000 and 1999 and for the Cumulative Period From November 22, 1995 (Date of Inception) through
  December 31, 2000                                                    5

 Condensed Consolidated Statements of Cash Flows(Unaudited)for the
  Nine Months Ended December 31, 2000 and 1999 and for the Cumulative Period from November 22, 1995 (Date of Inception) through
  December 31, 2000                                                    6

 Notes to the Condensed Consolidated Financial Statements (Unaudited)  7

Item 2. Management's Discussion and Analysis and Plan of Operations   15

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                     20

Item 3. Defaults upon senior securities

Item 6. Exhibits and Reports of Form 8-K                              22

Signatures                                                            24

/2/

                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               E-AUTOMATE CORPORATION AND SUBSIDIARIES
                    (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                ASSETS

                                                    December 31,  March 31,
                                                       2000         2000
                                                     ----------  ----------
Current Assets
  Cash                                               $    8,997  $      219
  Investment in securities available-for-sale                 -       5,470
  Trade accounts receivable, net of $13,368
   and $0 allowance for doubtful accounts               213,904      23,099
                                                     ----------  ----------
     Total Current Assets                               222,901      28,788
                                                     ----------  ----------
Property and Equipment
  Furniture and fixtures                                382,726      75,566
  Computer equipment                                    458,669     173,946
                                                     ----------  ----------
     Total Property and Equipment                       841,395     249,512

  Less: Accumulated depreciation                       (123,877)    (44,752)
                                                     ----------  ----------
     Net Property and Equipment                         717,518     204,760
                                                     ----------  ----------
Other Assets
  Purchased software for internal use, net
   of accumulated amortization of $7,021
   and $2,755, respectively                              30,782      15,548
  Purchased software for sale or lease, net
   of accumulated amortization of $25,000               125,000           -
  Purchased customer list, net of accumulated
   amortization of  $50,733                             253,666           -
  Security deposits                                       8,564       5,401
  Long-term trade receivables                             8,353           -
                                                     ----------  ----------
      Total Other Assets                                426,365      20,949
                                                     ----------  ----------
Total  Assets                                        $1,366,784  $  254,497
                                                     ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

/3/

               E-AUTOMATE CORPORATION AND SUBSIDIARIES
                    (A Development Stage Company)
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                     December 31,  March 31,
                                                        2000        2000
                                                     -----------  -----------
Current Liabilities
  Cash overdraft                                     $         -  $   114,075
  Accounts payable                                       987,504      278,454
  Accrued liabilities                                    378,659        1,258
  Deferred revenue                                        73,653      158,138
  Notes payable - related party                          177,000      237,281
  Revolving credit note payable                                -      169,915
  Note payable - current portion                         430,537      168,000
  Obligation under capital leases - current portion       34,758       24,614
  Obligation to redeem preferred stock                 2,603,750            -
                                                     -----------  -----------
     Total Current Liabilities                         4,685,861    1,151,735
                                                     -----------  -----------
Long-Term Obligation Under Capital Leases                 65,599       46,045
                                                     -----------  -----------
Stockholders' Deficit
  Series B convertible preferred stock -
   $0.001 par value; 1,000 shares authorized;
   629 shares outstanding at December 31, 2000,
   liquidation preference $629,000                       628,983            -
  Undesignated preferred stock - $0.001 par value;
   994,500 shares authorized; no shares outstanding            -            -
  Common stock - $0.001 par value; 20,000,000
   shares authorized; shares outstanding:
   5,882,300 at December 31, 2000 and 5,296,205
   at March 31, 2000                                       5,888        5,296
  Additional paid-in-capital                           7,567,623    3,784,079
  Unearned compensation                                  (90,106)    (179,572)
  Deficit accumulated during the development stage   (11,497,064)  (4,553,086)
                                                     -----------  -----------
     Total Stockholders' Deficit                      (3,384,676)    (943,283)
                                                     -----------  -----------
Total  Liabilities and Stockholders' Deficit         $ 1,366,784  $   254,497
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

/4/

               E-AUTOMATE CORPORATION AND SUBSIDIARIES
                    (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                                            For the Period
                                                                                            From Inception
                                           For the Three Months     For the Nine Months     (November 22,
                                            Ended December 31,       Ended December 31,     1995) Through
                                         ------------------------  ------------------------  December 31,
                                            2000          1999       2000          1999         2000
                                         -----------  -----------  -----------  -----------  ------------
Revenues
  Software licenses                      $   185,659  $    20,217  $   466,070  $   127,624  $  1,023,838
  Services                                    96,409       28,365      221,987       60,999       461,030
                                         -----------  -----------  -----------  -----------  ------------
  Total Revenues                             282,068       48,582      688,057      188,623     1,484,868

Cost of Revenues                             277,258      135,517      639,625      406,530     1,282,362
                                         -----------  -----------  -----------  -----------  ------------
Gross Profit (Loss)                            4,810      (86,935)      48,432     (217,907)      202,506
                                         -----------  -----------  -----------  -----------  ------------
Operating Expenses
  Research and development                   590,450      257,440    1,517,450      555,535     3,236,240
  Selling and marketing                      351,474      321,714      913,618      538,624     2,290,396
  General and administrative                 603,341      235,086    1,691,461      834,020     3,053,576
  Write-off of deferred offering costs       477,992            -      477,992            -       477,992
                                         -----------  -----------  -----------  -----------  ------------
     Total Operating Expenses              2,023,257      814,240    4,600,521    1,928,179     9,058,204
                                         -----------  -----------  -----------  -----------  ------------
Loss From Operations                      (2,018,447)    (901,175)  (4,552,089)  (2,146,086)   (8,855,698)

Interest Expense                             (60,682)     (12,356)     (94,926)     (64,195)     (344,403)
                                         -----------  -----------  -----------  -----------  ------------
Net Loss                                  (2,079,129)    (913,531)  (4,647,015)  (2,210,281)   (9,200,101)

Preferred Dividends                       (2,257,401)           -   (2,296,963)           -    (2,296,963)
                                         -----------  -----------  -----------  -----------  ------------
Loss Applicable to Common Shareholders   $(4,336,530) $  (913,531) $(6,943,978) $(2,210,281) $(11,497,064)
                                         ===========  ===========  ===========  ===========  ============
Basic and Diluted Loss Per
 Common Share                            $     (0.74) $     (0.19) $     (1.22) $     (0.52)
                                         ===========  ===========  ===========  ===========
Weighted-Average Number of Common
 Shares Used in Per Share Calculation      5,850,671    4,909,323    5,679,813    4,263,466
                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

/5/


               E-AUTOMATE CORPORATION AND SUBSIDIARIES
                    (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         For the Period
                                                                         From Inception
                                                   For the Nine Months   (November 22,
                                                    Ended December 31,   1995) Through
                                                 ------------------------ December 31,
                                                    2000         1999         2000
                                                 -----------  -----------  -----------
Cash Flows From Operating Activities
  Net loss                                       $(4,647,015) $(2,210,281) $(9,200,101)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                   159,124       24,182      206,631
     Debt discount amortized as interest              33,893        2,125       78,018
     Common stock issued for legal expense            20,001            -       20,001
     Common stock issued for interest expense              -            -       15,360
     Preferred stock issued for interest expense       4,835            -        4,835
     Preferred stock issued for rent expense          13,500            -       13,500
     Compensation paid with common stock             132,001      248,160      791,051
     Compensation from stock options                  89,466       96,787      319,198
     Compensation paid with a note payable                 -       58,969       58,969
      Write-off of deferred offering costs           477,992            -      477,992
     Change in assets and liabilities:
       Trade accounts receivable                    (175,204)      (6,217)    (206,488)
       Prepaid expenses                                    -        4,700            -
       Security deposit                               (3,163)      (2,851)      (8,564)
       Long-term trade receivables                    (8,353)           -       (8,353)
       Accounts payable                              709,050      270,985      987,504
       Accrued liabilities                           225,458      (13,755)     230,526
       Deferred revenue                              (84,485)      21,608       81,838
                                                 -----------  -----------  -----------
Net Cash Used In Operating Activities             (3,052,900)  (1,505,588)  (6,138,083)
                                                 -----------  -----------  -----------
Cash Flows From Investing Activities
  Proceeds from sales of securities
   available-for-sale                                 74,415      353,657      487,695
  Purchase of property and equipment                (543,925)    (106,524)    (714,666)
  Purchase of software for internal use              (18,049)     (12,764)     (18,049)
  Acquisition of FasTrak                            (200,000)           -     (200,000)
                                                 -----------  -----------  -----------
Net Cash Used In Investing Activities               (687,559)     234,369     (445,020)
                                                 -----------  -----------  -----------
Cash Flows From Financing Activities
  Decrease in bank overdraft                        (114,075)      (3,082)           -
  Proceeds from issuance of common stock           1,253,421      819,782    3,110,207
  Proceeds from issuance of redeemable
   preferred stock and warrants                    1,879,700      225,000    1,879,700
  Proceeds from issuance of notes payable            537,450            -    1,209,450
  Proceeds from issuance of notes payable -
   related party                                     602,000      269,997    1,040,997
  Principal payments on notes payable -
   related party                                    (389,548)     (87,627)    (772,067)
  Principal payments on obligation under
   capital leases                                    (19,711)     (12,432)     (38,102)
  Payments to redeem common stock from employees           -            -       (8,000)
  Net change in revolving credit note payable              -       62,452      169,915
                                                 -----------  -----------  -----------
Net Cash Provided By Financing Activities          3,749,237    1,274,090    6,592,100
                                                 -----------  -----------  -----------
Net Increase In Cash                                   8,778        2,871        8,997

Cash at Beginning of Period                              219          386            -
                                                 -----------  -----------  -----------
Cash at End of Period                            $     8,997  $     3,257  $     8,997
                                                 ===========  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

/6/

             E-AUTOMATE CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying consolidated financial statements at December 31, 2000 and for the three and nine months ended December 31, 2000 and 1999 are unaudited. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB dated March 31, 2000. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the operating results to be expected for the full year. The accompanying consolidated financial statements include the accounts and transactions of e-automate Corporation and its wholly owned subsidiaries. The operations of acquired entities have been included from the dates of their acquisitions. Intercompany accounts and transactions have been eliminated in consolidation.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company sustained losses applicable to common shares of $6,943,978 and $2,210,281 during the nine months ended December 31, 2000 and 1999, respectively. In addition, operating activities used cash of $3,052,900 and $1,505,588 during the same periods, respectively. During November, 2000 the Company reduced its work force by 25%. In addition, because the Company's registration statement was not effective by October 17, 2000, the Company is in default on the terms of the Series 2000-A preferred stock purchase agreement, the results of which are disclosed in Note 7 to the financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations.

Management's plans include obtaining additional equity  and  debt financing and management believes that profitability and cash flows from operations will improve and will provide the necessary capital to fund operations due to the continued success of existing products and the introduction of new products. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Software Revenue and Cost Recognition - Revenue from
licenses of the e-automate system is recognized when delivery is complete, when no significant obligations remain unfulfilled by the Company under the terms of the license contract and when collection of any remaining receivable is probable. Payments collected prior to recognition are accounted for as a liability, "deferred revenue." Until approximately August 15, 2000, licenses of the e-automate system provided for a return of the software by the customer through the completion of implementation and data conversion--typically 30 or 60 days from the date of the license. Accordingly, an allowance for returns was provided and included in the deferred revenue liability until the return privilege expired. Subsequently, the Company has changed its policy to generally not allow for return of the software. Costs related to software licenses are not material due to charging software research and development costs to expense as incurred. Revenue from implementation and data conversion are included in revenue from services.

/7/

Revenue from services, including software implementation, data conversion, training and consulting, are recognized as the services are performed during the implementation phase and are non-refundable. Service revenues from post-contract customer support contracts and software upgrade contracts are recognized ratably over the period of the related contracts, which are generally 12 months.

Basic and Diluted Loss Per Share - Basic loss per common
share is computed by dividing net loss applicable to common shareholders by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 3,291,876 and 965,943 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the nine months ended December 31, 2000 and 1999, respectively.

NOTE 2 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - During the nine months ended December 31, 2000 and 1999 the Company paid $26,900 and
$22,437 for interest, respectively.

Noncash Investing and Financing Activities - On July 14 the Company issued 50,000 common shares for the purchase of software for sale or lease valued at $150,000. On September 13, 2000, the Company issued 40,000 common shares valued at $120,000 and $200,000 cash in the acquisition of the FasTrak business segment of Core Software, Inc. The total amount of $320,000 was allocated to the fair value of the assets acquired as follows:
$15,601 to accounts receivable, and $304,399 to the purchased customer list.

During the nine months ended December 31, 2000, the Company issued 23,815 common shares upon receipt of marketable securities with a fair value of $68,945. The Company issued 629 shares of Preferred Series B stock upon conversion of $168,000 in notes payable, $272,733 in related party notes payable, $169,915 in a revolving credit note payable with a related party, and $18,335 in expenses. The Company entered into capital lease agreements for $49,409 for the lease of office and computer equipment with a capitalized value of $49,409.

NOTE 3 - OTHER ASSETS

Purchased Software for Internal Use - The Company has
recorded purchased software for internal use as an other asset. The licenses are amortized over a five-year period by the straight-line method. Amortization expense for the nine months ended December 31, 2000 and 1999 was $1,776 and $901, respectively.

FasTrak Purchase - On September 13, 2000, e-automate
purchased the FasTrak business segment of Core Software, Inc. ("Core") in exchange for cash in the amount of $200,000 and 40,000 common shares valued at $120,000 or $3.00 per share. On the purchase date, all sales, marketing and development of FasTrak software ceased. The Company agreed to continue customer support for FasTrak software for a period of one year from the date of acquisition. Accordingly, the Company hired one support representative from Core with a salary of $32,000 per year. No other revenues or expenses related to the FasTrak business segment continued after the purchase date. The substance of the transaction was to discontinue the operations of a competitor and acquire their customer list of approximately 200 potential customers, for marketing purposes. The acquisition of the customer list does not assure the Company that any of Core's customers will convert from Core's FasTrak software to e-automate's software, as this is a complex transition, with other software providers competing in the same niche.

/8/

The acquisition was accounted for as a purchase. The purchase price of $320,000 was allocated to the fair value of the assets acquired as follows: $15,601 to accounts receivable, and $304,399 to the purchased customer list. The purchased customer list is being amortized over two years.

Unaudited pro forma financial information presenting the results of continuing operations excludes all of the operations of FasTrak as they were discontinued and includes pro forma adjustments for the amortization of the purchased customer list and the support employee's salary. Assuming the acquisition occurred April 1, 2000 and 1999, pro forma results of operations for the nine months ended December 31, 2000 and the year ended March 31, 2000 reflect loss from continuing operations of $4,726,415 and $3,480,791, respectively, and basic and diluted loss per common share of $1.23 and $0.77, respectively. Pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisition occurred at the beginning of the applicable periods.

Purchased Software for Sale or Lease - On July 14, 2000, the Company acquired a license to an ad hoc query and reporting tool. To acquire these assets, the Company issued 50,000 shares of common stock, valued at $150,000, or $3.00 per share, to the owners of ActiveViews Acquisition Corporation (which held the user license as its sole asset). To purchase the license, the Company formed a new joint venture subsidiary called Active Views, Inc. (AVI). The Company owns 100% of the outstanding common shares in AVI, representing a 75% voting interest in the joint venture subsidiary. The Company has also committed to fund $1,200,000 of the operations of AVI. The developers of the tool own 2.5 million convertible preferred shares of AVI, which are convertible into common stock of the subsidiary, representing a 25% voting interest in the subsidiary. The source code and the minority interest are valued at their historical cost of zero on the books of AVI and consolidated herein. The Company accounted for the acquisition as the purchase of software for sale or lease in the amount of $150,000 and is amortizing the software over a three-year period on a straight-line basis.

NOTE 4 - RELATED PARTY NOTES PAYABLE

During the nine months ended December 31, 2000, the Company made payments of $30,000 on a note payable to an officer resulting in a balance of $20,000 at December 31, 2000.

On October 27, 2000, an officer and director advanced $107,000 to the Company to meet current operating expenses. Also on October 27, 2000, an officer advanced $50,000 to the Company to meet current operating expenses. The loans bear interest at 12% and are due on demand.

Subsequent to December 31, 2000, a company related to e-automate by virtue of a common director advanced the Company $212,813 in exchange for a demand note payable bearing interest at 15%.

NOTE 5 - NOTES PAYABLE

At March 31, 2000 the Company had a note payable of
$168,000, bearing interest at 22%, due at various dates through March 31, 2001, secured by the assets of the Company. The principal balance of the note payable was converted into 168 shares of Series B convertible preferred stock on June 19, 2000.

On December 7, 2000, the Company borrowed $540,000, net of $60,000 loan costs, by issuing a $600,000 note payable bearing interest at 40%, due June 7, 2001, and 60,000 warrants to purchase common shares at $3.00 per share and 40,000 warrants to purchase common shares at $5.00 per share. The warrants are exercisable immediately and expire January 1, 2004. The proceeds from issuance of the note and warrants were allocated between the note payable and the warrants based on the relative fair value of each underlying instrument on the date of issuance. The fair values of the warrants of $89,396 and $53,959, respectively, were

/9/

determined based on the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, expected dividend yield of 0%, estimated volatility of 125% and expected life of three years. The total fair value of the warrants was recorded as additional paid-in capital. The note was allocated $396,645 of the proceeds, which resulted in a discount to the note of $203,355. At December 31, 2000 the unamortized discount was $169,463. The discount on the note and the loan costs are being amortized to interest expense through June 7, 2001, and result in an effective interest rate of 163 percent. The note is secured by the personal assets of a director and 300,000 common shares which have not yet been issued.

On January 30, 2001, the Company borrowed $200,000 by issuing a note payable bearing interest at Zions First National Bank's Prime Rate (9% on the loan date) plus 2%, with accrued interest due quarterly beginning April 30, 2001. The principal balance is due February 5, 2002. The note is secured by the personal assets of a director.

On February 1, 2001, the Company borrowed $250,000 by
issuing  a  demand  note  payable  bearing  interest  at   10.5%.
Principal and accrued interest is due February 1, 2002. The note is secured by the personal assets of a director.

During February 2001, the Company executed a note payable to a professional service firm which provided for a reduction of accounts payable in the amount of $148,457. The non-interest bearing note requires monthly payments of $12,371 through January 2002 and is secured by the Company's property and equipment. In the event of failure to make a required monthly payment, the note will bear interest at 2% per month until payments are current.

NOTE 6 - OBLIGATION UNDER CAPITAL AND OPERATING LEASES

On May 14 and August 14, 2000, respectively, the Company terminated its prior office space leases and entered into two five-year lease agreements for its main offices. The total monthly cost of the new leases is $20,655, with a yearly escalation allowance of 3%. On October 8, 2000, the Company entered into a lease agreement for an office in Houston, Texas. The lease terms are month-to-month with a monthly rental of $525.

NOTE 7 - REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock - On June 19, 2000, the Board of Directors authorized 5,500 shares of preferred stock as Series 2000-A convertible preferred stock (the "Series A Convertible Stock") with a $0.001 par value per share and a stated value of $1,000 per share. The Series A Convertible Stock shareholder is entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Stock is convertible.

Securities Purchase Agreement - During the period from June 19, 2000 through October 17, 2000, the Company executed five securities purchase agreements (the "Purchase Agreements") with Aspen Capital Resources, L.L.C. (the "Purchaser" or the "Holder"), and issued 2,083 shares of Series A Convertible Stock for $2,083,000, before a 10% placement fee to the Purchaser, and issued warrants for the purchase of 416,600 common shares as explained below. The Purchase Agreements initially provided for the issuance of 5,000 shares of Series A Convertible Stock, at the rate of 500 shares per month, with 1,000,000 warrants for cash in the amount of $4,500,000. Because of the Company's default on the terms of the Purchase Agreements as explained below, the Purchaser suspended funding on October 17, 2000, and provided only a partial funding for the month of October 2000.

Allocation of Proceeds- Between June 19 and October 17, 2000, the Company issued a total of 2,083 shares of Series A Convertible Stock in exchange for net proceeds of $1,874,700 after placement fees of $208,300 to the Purchaser. The net proceeds less amortization of deferred offering costs of $341,331 were allocated between the Series A Convertible Stock and the warrants based on the relative fair value of those instruments with $491,403 allocated to the warrants and $1,041,966 allocated to the Series A Convertible Stock. The fair value of the warrants was determined based on the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.56%, expected dividend yield of 0%, estimated volatility of 125% expected life of four
years.   The  resulting  $1,041,034  discount  on  the  Series  A
Convertible Stock was recognized as preferred  dividends.

Events of Noncompliance - Under the Purchase Agreements, an event of noncompliance would occur if (i) the Company fails to pay on any dividend payment date the full amount of dividends

/10/

then accrued, (ii) the Company fails to make any redemption payment which it is required to make, (iii) any registration statement required to be filed by the Company and declared effective by the Securities and Exchange Commission pursuant to the Purchase Agreement shall not become effective by October 17, 2000 or shall cease to be effective, or (iv) after October 17, 2000 the common stock is suspended from trading on or the price for the common stock is not quoted or reported on the NASDAQ Stock Market System or the NASD OTC Bulletin Board, or (v) another event of non-compliance as defined in the Certificate of Designation for the Series-A Convertible Stock.

Default - Effective October 17, 2000 (date of default), the Company defaulted on the provisions of the Purchase Agreements, in that the Company did not have an effective registration statement on that date, and since the trading price of the Company's common stock was not quoted or reported on the NASDAQ Stock Market System or the NASD OTC Bulletin Board. As a result, the dividend rate on the stated value of Series A Convertible Stock outstanding of $2,083,000 as of October 17, 2000 increased from 8% to 21% per year and the Company is required to issue 64,804 common shares per month, which is 7% of the number of common shares the Series-A Convertible Stock is convertible into at $2.25 per share, as additional consideration for the preferred shares.

Mandatory Redemption - During January 2001, the Holder exercised its option to require the Company to redeem all of the outstanding shares of Series A Convertible Stock at 125% of their stated value, or totaling $2,603,750, $1,250 per share (the
Redemption Price).

Temporary Suspension of Terms - Subsequent to December 31,  2000,
the   Company  has  negotiated  a  Redemption  Agreement,   which
effectively suspends the terms of the Purchase Agreement through May 1, 2001. The terms of the Redemption Agreement include the opportunity for the Company to redeem all outstanding Series A Convertible Stock at their face value of $1,000 per share for a cash payment of $2,083,000 plus the issuance of 200,000 warrants
to   purchase  common  stock  at  $1.00  per  share,  exercisable immediately, and expiring 48 months following commencement of public trading of the Company's common stock. If the Company complies with the terms of the Redemption Agreement, all terms of the Purchase Agreement shall be considered satisfied and the original warrants issued will be canceled. However, if the Company does not comply with the terms of the Redemption Agreement, all terms and conditions of the Purchase Agreement shall be restored as if there were no suspension.

As a result of receiving the mandatory redemption notice (even though the Redemption Agreement may result in a reduced cost if the Company is able to comply with its terms), the Company has increased the recorded value of the Series A Convertible Stock to the Redemption Price of $2,603,750, with a charge of $520,750 to preferred dividends. In addition, the Company accrued dividends at the rate of 21% per year on the stated value of the Series A Convertible Stock from October 17, 2000, as preferred dividends in the amount of $99,243 during the three months ended December 31, 2000. Accrued unpaid dividends on the Series A Convertible Stock at December 31, 2000 total $123,645 and are included in accrued liabilities. The Company has accrued preferred dividends of $194,412 per month for the 7% additional consideration payable with common shares. During the three months ended December 31, 2000, the Company recognized $583,236 in preferred dividends payable with common shares which amount is included in additional paid-in capital.

Conversion - The Series A Convertible Stock is convertible into common stock at 80% of the average of the three lowest quoted closing bid prices during the 15 trading days preceding the conversion date, originally subject to a maximum conversion price of $5.75 per share. Following the failure of the Company to make the mandatory redemption payment, the minimum conversion price was reduced to $2.25. The reduction of the conversion price below the fair value of the underlying conversion shares constitutes a beneficial conversion feature of $0.75 per conversion share. Accordingly, the Company will recognize a preferred dividend during January 2001 of $694,334 with respect to this feature.

/11/

Warrants - The warrants issued in the Purchase Agreements are exercisable at an initial price of $5.00 per share through May 31, 2004. If the market value of the common stock is less than $5.00 per share at anytime during the first six months for which the Company's common stock is quoted, the exercise price will be $4.00 per share.

In connection with the issuance of the Series A Convertible Stock, additional warrants to purchase 500,000 shares of common stock at $5.00 per share were issued as a financing fee and for cash proceeds of $5,000 on June 19, 2000. The fair value of the warrants of $819,327 was determined based on the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.56%, expected dividend yield of 0%, estimated volatility of 125% expected life of two years. The fair value of the warrants was recorded as deferred offering costs and was being charged against the proceeds received from each issuance of Series A Convertible Stock through October 17, 2000. Since the Purchaser discontinued funding of the Seires A Convertible Stock, the remaining balance of $477,992 in deferred offering costs was charged to operations during the three months ended December 31, 2000.

Adjustment of the Conversion Price - If, after June 19, 2000, the Company issues or sells any shares of common stock or grants any rights or options to purchase common stock or any stock or other securities convertible into or exchangeable for common stock or issues or sells any convertible securities, and the value per share for such common stock is less than the fair market value per share, the conversion price of the Series A Convertible Stock is reduced according to a formula defined in the Purchase Agreements.

NOTE 8 - SERIES B CONVERTIBLE STOCK

In June 2000, the Board of Directors designated 1,000 shares of preferred stock as Series B preferred stock with a $0.001 par value per share and a stated value of $1,000 per share (Series B Convertible Stock). Each outstanding share of Series B Convertible Stock is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. Cumulative dividends accrue on the Series B Convertible Stock at 8% per annum and are payable quarterly. The holder of Series B Convertible Stock, at its option, may elect to receive payment of dividends in cash or in common stock. Dividends on the Series B Convertible Stock are preferential to dividends on all other series or classes of stock but are junior in preference and subordinate to dividends on the Series A Convertible Stock.

Each share of Series B Convertible Stock is convertible into 200 common shares, or at $5.00 per share, upon its issuance. On or after December 19, 2001, the Company can require conversion of the Series B Convertible Stock, upon a 30-day notice to the holder.

On liquidation, the Series B Convertible Shareholders will be entitled to receive $1,000 per share plus any accrued but unpaid dividends. The liquidation preference of the Series B Convertible Stock ranks junior to the Series A Convertible Stock but retains priority as to all other series or classes of stock.

/12/

On June 19, 2000, the Company issued 629 shares of Series B Convertible Stock upon the conversion of $168,000 in notes payable, $442,648 in related party notes payable, and $18,335 in expense reimbursements. Cumulative unpaid dividends of $27,256 are included in accrued liabilities at December 31, 2000. Dividend requirement for the Series B Convertible Stock are $50,319 per year.

NOTE 9 - COMMON STOCK

>From January through December 31, 2000, the Company issued 50,000 shares valued at $150,000 or $3.00 per share, to one of the Company's directors as part of an agreement to compensate the director for his services according to a 12-month vesting schedule, or 4,167 shares per month. The services were valued at the fair value of the shares issued.

>From April to June 2000, the Company issued 203,539 investment units, under the terms of the 2000 Placement, for cash proceeds of $610,619 or $3.00 per unit. Included as a part of the 2000 Placement, 1,363 units were issued in exchange for securities available-for-sale with a value of $4,091, or $3.00 per unit. In fulfillment of subscription agreements under the 1999 Offering, 21,822 units were issued in exchange for securities available-for-sale with a value of $64,854, or $3.00 per unit.

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

During November 2000, the Company issued 2,858 common shares under the terms of the November 2000 Placement, for $10,003, or $3.50 per unit.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock  Options - During the nine months ended December  31,  2000 the Company granted 664,750 incentive stock options, all with an exercise price of $3.00 per share under terms of the 1999 Plan.

During  November  2000,  four  employees  exercised  options   to
purchase a total of 11,480 common shares for total proceeds of $100.

Stock Purchase Warrants - Under the terms of the 1999 private placement offering, the Company issued 239,835 Class A warrants and 239,835 Class B warrants in connection with the 479,669 shares of common stock issued under that offering. Additionally, the Company issued 40,000 Class A warrants and 40,000 Class B warrants in conjunction with the 80,000 shares of common stock issued under a private placement offering. Each Class A warrant is convertible at $3.50 per share through February 28, 2001, and each Class B warrant is convertible at $4.50 per share through February 28, 2001. The Company issued 657,102 Class C warrants along with 657,102 shares of common stock under the terms of the 2000 private placement offering. Each Class C warrant is convertible into one common share at $5.50 per share through August 31, 2001.

/13/

Under the terms of the November 2000 placement offering, the Company issued 2,858 Class D warrants in connection with the 2,858 shares of common stock issued under that offering. Each Class D warrant is convertible into common shares at $6.00 per share through March 31, 2002.

During December 2000 , the Company issued 60,000 Class F warrants to purchase common shares at $3.00 per share and 40,000 warrants to purchase common shares at $5.00 per share in connection with the issuance of a note payable as described in Note 5. The warrants expire January 1, 2004.

In January 2001, the Company issued 917,939 Class F Warrants to various creditors.

/14/

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to management on the date hereof, and management assumes no obligation to update any such forward-looking statements. E-automate's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors. Readers should carefully review the risk factors described in other documents that the E-automate files from time to time with the Commission, including the Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB.

INTRODUCTION

e-automate Corporation began operations in September 1995 and has developed and markets a sophisticated, highly scalable Enterprise Resource Planning (ERP) business management software system designed to meet the needs of small businesses in a number of targeted vertical market segments. e-automate provides true Microsoft Windows(r) functionality; an intuitive, easy-to-use interface; task automation, and many other desirable innovations that streamline business operations and enable companies to run more efficiently, effectively and profitably.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 2000, and 1999.

GROSS REVENUE

For the quarter ended December 31, 2000, our total gross revenue was $282,068 compared to $48,582 for the quarter ended December 31, 1999, an increase of $233,486 or 481%. The increase can be attributed to increased sales efforts in our market niche and additional sales staff. E-automate also began actively marketing e-automate to companies using the discontinued Fastrak product from Core Systems, Inc. from whom, e-automate purchased their customer list as discussed in Note 5 to the financial statements. During the three months ended December 31, 2000, sales to former users of FasTrak accounted for approximately 20% of total revenues. E-automate has also received a very positive market response to its' version 3.0 release of e-automate.

GROSS PROFIT

Our cost of revenues related to software licenses revenue includes the cost of manuals and product documentation, production media used to deliver our products, and packaging costs. Our cost of revenue related to services includes customer support, implementation and training personnel salaries and related departmental expenses.

We experienced a gross profit for the quarter ended December 31, 2000, of $4,810 compared to a gross loss of $86,935 for the quarter ended December 31, 1999. In November 2000, e-automate completed work on a tool that automates the conversion of data for customers previously using the FasTrak

/15/

product in a simple, low cost and efficient process. The automation has reduced the cost of implementation and therefore decreased the gross loss of e-automate. Future plans project the gross profit margin to increase as we continue to refine our implementation processes by developing and utilizing automated implementation tools. In November 2000, Thom Pronk was promoted to Vice President of Services and given the assignment to reduce the cost of implementation and improve gross profit.

OPERATING EXPENSES

Our operating expenses are classified as research and development, sales and marketing, and general and administrative. All charges to these operating expense categories are based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, including salaries, employee benefits, travel costs, professional fees, and telephone.

The sales and marketing category of operating expenses includes additional expenditures specific to the sales group, such as commissions, and expenditures specific to the marketing group, including public relations and advertising, trade shows and marketing collateral materials. To achieve profitability, we will have to continue to significantly increase our total revenues and reduce our cost of revenues.

In the development of enhancements of existing products, the technological feasibility of the software is not considered established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and are expensed as incurred.

We anticipate that our operating expenses will remain relatively flat over the next two fiscal quarters. However, we intend to continue to incur higher research and development costs than our competitors in our current market niche in order to maintain product superiority. We will incur these costs in the production of additional automated implementation processes, product enhancements, and automated tasks. We also intend to invest additional resources in the expansion of our sales and support organizations to build an infrastructure to support our long-term growth strategy.

In order to achieve a more rapid path to profitability, yet sustain our current growth, we reduced our workforce by 21 employees on November 3, 2000. Overall quarterly employee related costs are expected to decrease by approximately $270,000 per quarter beginning in the fourth fiscal quarter of 2000. Savings of approximately $56,000 were achieved for December 2000. As of December 31, 2000 we have 65 full-time and 2 part-time employees.

The following paragraphs give a comparison of the three-month periods ending December 31, 2000 and 1999. However, in view of our limited operating history, we believe that period-to-period comparisons of revenues and operating expenses are not necessarily meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets.

/16/

Total operating expenses increased, from the quarter ended December 31, 1999, to the quarter ended December 31, 2000, a total of $1,209,017 from $814,240 to $2,023,257. Operating expenses for the quarter ended December 31, 2000 include the one-time charge for deferred offering costs of $477,992. Excluding this amount, total operating expenses increased $731,025. The following paragraphs detail other specific changes in operating expenses.

General and administrative expenses for the quarter ending December 31, 2000, were $603,341 compared to $235,086 for the same quarter of the previous year, an increase of $368,255. The reason for the increase in general and administrative expenses is due to a fully staffed management team, increased rent and other general increases associated with a growing business. The management team was reduced by three employees during the reduction in force. Other expenses are being carefully reviewed by management to determine where cost savings can be achieved.

Research and development expenses increased a total of $333,010 from a December 31, 1999, total of $257,440 to the current quarter total of $590,450. The increase in research and development expenditures is largely due to the expansion of our development and quality assurance staff. These increases in employees are enabling e-automate to develop its product to handle expansion into other market niches as well as handle larger customers. Continued research and development expenses are required for additional revenue generating products and cost saving implementation tools.

Selling and marketing expenses for the quarter ending December 31, 1999, were $321,714 and increased for the period ending December 31, 2000, to $351,474. The increase of $29,760 represents an increased effort in marketing our software package through attendance at various tradeshows as well as increased headcount in the sales department. During the reduction in force, the marketing staff was reduced by seven, including five tele-marketers considered by management as largely unproductive.

NET LOSS

e-automate's net loss for the quarter ending December 31, 2000, was $2,079,129, an increase of $1,165,598, compared to the loss for the quarter ended December 31, 1999, of $913,531.

LOSS APPLICABLE TO COMMON SHARES

e-automate's loss applicable to common shares of $4,336,530 for the quarter ending December 31, 2000, reflects a charge of $2,257,401 to preferred dividends. Preferred dividends for the quarter ended December 31, 2000 increased over prior quarters due to e-automate's default on the provisions of the Series A Convertible Stock purchase agreement and the related redemption notice as discussed in Note 7 of the financial statements. Similar charges, excluding the one-time charges totaling $1,561,784 to preferred dividends to write-up the recorded value of the Series A Convertible Stock to its' mandatorily redeemable value, will continue to be incurred unless e-automate is able to secure a long-term funding package and take advantage of the Redemption Agreement as discussed in Note 7 to the financial statements.

In order to take advantage of the Redemption Agreement, e-automate must pay Aspen Capital $2,083,000 on or before May 1, 2001 and issue 200,000 warrants to purchase e-automate's common shares at an an exercise price of $1.00, exerciseable immediately and expiring 48 months following

/17/

commencement of public trading of e-automate's common stock. Complying with the provisions of the redemption agreement will reduce e-automate's future losses attributable to common shares by an estimated $693,000 per quarter and enable e-automate to save approximately $521,000 in the redemption price of the Series A Convertible Stock.

RESULTS OF OPERATIONS

Comparison of nine months ended December 31, 2000, and 1999.

GROSS REVENUE

For the nine months ended December 31, 2000, gross revenue was $688,057 compared to $188,623 for the same period of 1999, an increase of $499,434 or 265%. The increase can be attributed to increased sales efforts in our market niche and additional sales staff. E-automate also began actively marketing e-automate to companies using the Fastrak product from Core Systems, Inc. from whom, e-automate purchased their customer list as discussed in Note 5 to the financial statements.

GROSS PROFIT

We experienced a gross profit for the nine months ended December 31, 2000, of $48,432 compared to a gross loss of $217,907 for the nine months ended December 31, 1999. The increase can be attributed to an improved, more user-friendly product which is less difficult to implement and to improved management of e-automate's services department. As discussed above, in November 2000, e-automate completed work on a tool that automates the conversion of data from customers previously using the FasTrak product in a simple, low cost and efficient process. The automation has reduced the cost of implementation and therefore decreased the gross loss of e-automate. Future plans project the gross profit margin to increase as we continue to refine our implementation processes and develop automated implementation tools.

OPERATING EXPENSES

The following paragraphs give a comparison of the nine-month periods ending December 31, 2000, and 1999. Total operating expenses increased period over period $2,673,342 from $1,928,179 to $4,600,521. Operating expenses for the recent period include the write-off of deferred redeemable preferred stock offering costs of $477,992. Excluding this amount, total operating expenses for the recent period would have been $4,412,529, an increase over the prior period of $2,195,350. The following paragraphs detail other specific changes in operating expenses.

General and administrative expenses for the nine months ending December 31, 2000, were $1,691,461 compared to $834,020 for the same period of the previous year, an increase of $857,441. The reason for the increase in general and administrative expenses is due to having a fully staffed management team during the recent period, increased rent and other general increases associated with a growing business. The management team was reduced by three employees during the reduction in force. Other expenses are being carefully reviewed by management to determine where cost savings can be achieved.

Research and development expenses increased a total of $961,915 from the nine months ended December 31, 1999 total of $555,535 to the current period

/18/

total of $1,517,450. The increase in research and development expenditures is largely due to the expansion of our development and quality assurance staff. The increase in employees are enabling e-automate to develop its product to handle expansion into other market niches as well as handle larger customers. Continued research and development expenses are required for additional revenue generating products and cost saving implementation tools.

Selling and marketing expenses for the nine months ending December 31, 1999, were $538,624 and increased for the period ending December 31, 2000, to $913,618. The increase of $374,994 represents an increased effort in marketing our software package through attendance at various tradeshows as well as increased headcount in the sales and marketing departments. During the reduction in force, the marketing staff was reduced by seven, including five tele-marketers.

NET LOSS

e-automate's net loss for the nine months ended December 31, 2000, was $4,647,015, an increase of $2,436,734, when compared to the loss for the nine months ended December 31, 1999, of $2,210,281.

LOSS APPLICABLE TO COMMON SHARES

See discussion above under "RESULTS OF OPERATIONS", "Comparison of three months ended December 31, 2000, and 1999."

LIQUIDITY AND CAPITAL RESOURCES

We are currently unable to finance our operations from operating activities, and historically have relied on proceeds from loans, issuance of equity instruments through private placements. In the short-term, we expect to continue to finance our operations through these sources as well as increased cash flow from operations.

At December 31, 2000, we had current assets of $222,901 and current liabilities of $4,685,681 resulting in negative working capital of $4,462,780. If e-automate can take advantage of the provisions of the Redemption Agreement, the negative working capital can be effectively reduced by $520,750 to $3,942,030. Management believes that in order for e-automate to continue as a going concern and capitalize on its market opportunity, they and the members of the board of directors will need to raise additional capital. Further, until e-automate is able to secure long-term financing, it will continue to incur the higher costs of short-term financing. Management intends to raise the additional short-term funds needed through private placements of equity instruments, loans in the form of notes payable or debenture bonds and extensions from our creditors. e-automate management and board of directors are targeting conventional financing instruments to secure long-term financing.

Our total liabilities as of December 31, 2000, were $4,751,460, an increase of $3,553,680 when compared to total liabilities of $1,197,780 as of March 31, 2000.

INFLATION

We do not expect the impact of inflation on operations to be significant.

/19/

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


                        PART II - OTHER INFORMATION

Item 2. Changes in Securities.

(c) Recent Sales of Unregistered Securities

1. In November 2000, the Company issued 2,858 shares of its' common stock and 2,858 warrants to purchase shares of e-automate's common stock at $6.00 per share to the Thomas and Susan Richards Trust at a price of $3.50 per share or total proceeds of $10,003. The shares were issued in reliance upon
   Section 4(2) of the Securities Act of 1933, as amended and Rule 504 of Regulation D promulgated thereunder. The Company believes that Thomas and Susan Richards Trust are an accredited investor.

2. In November 2000, four employees exercised options to purchase a total of 11,480 common shares for total proceeds of $100. The shares were issued in accordance with the terms of e-automate's 1999 Employee Incentive Stock Option Plan.

/20/

Item 3. Defaults Upon Senior Securities.

(a) Default - Effective October 17, 2000 (date of default), the Company defaulted on the provisions of the Purchase Agreements, in that the Company did not have an effective registration statement on that date, and since the trading price of the Company's common stock was not quoted or reported on the NASDAQ Stock Market System or the NASD OTC Bulletin Board. As a result, the dividend rate on the stated value of Series A Convertible Stock outstanding of $2,083,000 as of October 17, 2000 increased from 8% to 21% per year and the Company is required to issue 64,804 common shares per month, which is 7% of the number of common shares the Series-A Convertible Stock is convertible into at $2.25 per share, as additional consideration for the preferred shares.

Mandatory Redemption - During January 2001, the Holder exercised its option to require the Company to redeem all of the outstanding shares of Series A Convertible Stock at 125% of their stated value, or totaling $2,603,750, $1,250 per share (the
Redemption Price).

Temporary Suspension of Terms - Subsequent to December 31,  2000,
the   Company  has  negotiated  a  Redemption  Agreement,   which
effectively suspends the terms of the Purchase Agreement through May 1, 2001. The terms of the Redemption Agreement include the opportunity for the Company to redeem all outstanding Series A Convertible Stock at their face value of $1,000 per share for a cash payment of $2,083,000 plus the issuance of 200,000 warrants
to   purchase  common  stock  at  $1.00  per  share,  exercisable immediately, and expiring 48 months following commencement of public trading of the Company's common stock. If the Company complies with the terms of the Redemption Agreement, all terms of the Purchase Agreement shall be considered satisfied and the original warrants issued will be canceled. However, if the Company does not comply with the terms of the Redemption Agreement, all terms and conditions of the Purchase Agreement shall be restored as if there were no suspension.

As a result of receiving the mandatory redemption notice (even though the Redemption Agreement may result in a reduced cost if the Company is able to comply with its terms), the Company has increased the recorded value of the Series A Convertible Stock to the Redemption Price of $2,603,750, with a charge of $520,750 to preferred dividends. In addition, the Company accrued dividends at the rate of 21% per year on the stated value of the Series A Convertible Stock from October 17, 2000, as preferred dividends in the amount of $99,243 during the three months ended December 31, 2000. Accrued unpaid dividends on the Series A Convertible Stock at December 31, 2000 total $123,645 and are included in accrued liabilities. The Company has accrued preferred dividends of $194,412 per month for the 7% additional consideration payable with common shares. During the three months ended December 31, 2000, the Company recognized $583,236 in preferred dividends payable with common shares which amount is included in additional paid-in capital.

[Also refer to Note 7 in the financial statements.]

/21/

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

/22/

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
      June 19, 2000. (4)
10.11 Purchase Agreement between Registrant and Aspen Capital
      Resources, LLC, dated as of June 19, 2000. (4)
10.12 Asset Purchase and Sale Agreement, dated as of
      September 13, 2000. (6)
10.13 Series A Convertible Stock Redemption Agreement, dated as of January 8, 2001.*

_____________________________

(1) Incorporated by reference to the same numbered exhibits as filed with e-automate's registration statement on Form 10-SB, File No. 0-24380.
(2) Incorporated by reference by e-automate's 1996 Annual Report on Form
    10-KSB.
(3) Incorporated by reference to e-automate's quarterly report on Form
    10-QSB, filed December 2, 1999.
(4) Incorporated by reference to e-automate's 2000 Annual Report filed on Form 10-KSB, dated June 30, 2000.
(5) Incorporated by reference to e-automate's quarterly report on Form 10-QSB, filed August 15, 2000.
(6) Incorporated by reference to e-automate's quarterly report on Form 10-QSB/A, filed November 21, 2000.
_____________________________
*    Filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the reporting quarter.

/23/

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      e-automate Corporation


      /s/ Lon D. Price
      _______________________
      Lon D. Price
      Chief Executive Officer
      Date: February 20, 2001



      /s/ Greg L. Popp
      _______________________
      Greg L. Popp
      Chief Financial Officer
      Date: February 20, 2001

/24/